Form 10QSB
period 2003-12-31
ECOURIERCORPS INC
filed 2004-03-08
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
              ----------------------------------------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        For the transition period from to
               -------------------------------------------------

                        Commission file number 000-50468
               -------------------------------------------------

                               eCourierCorps Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Washington                            98-0206033
        ---------------------------------        -------------------------
         (State or other jurisdiction of             (IRS Employer
         incorporation or organization)              Identification No.)

                22344 NE 31st Street, Sammamish, Washington 98074
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 910-2687
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of December 31, 2003, 9,901,304 Shares of common stock, $.0001 par value, were outstanding.

Transitional small business disclosure format (check one): Yes [   ]    No [X]

                               ECOURIERCORPS INC.

                                   FORM 10-QSB

                                December 31, 2003

                                      INDEX



PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
     Item 3. Controls and Procedures

PART II - OTHER INFORMATION
     Item 1. Legal Proceedings
     Item 2. Change in Securities
     Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                               eCourierCorps Inc.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                December 31, 2003

                             (Stated in US Dollars)
                             ----------------------
                                   (Unaudited)
                               eCourierCorps Inc.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      December 31, 2003 and March 31, 2003
                             (Stated in US Dollars)
                             ----------------------
                                   (Unaudited)

                                                                           December 31,           March 31,
                                                     ASSETS                    2003                  2003
                                                     ------                    ----                  ----
Current
   Cash                                                                 $         2,385     $             -

Capital assets - Note 3                                                           9,876              12,279
                                                                         --------------      --------------
                                                                        $        12,261     $        12,279
                                                                         ==============      ==============
                                                  LIABILITIES
                                                  -----------
Current
   Accounts payable and accrued liabilities - Note 7                    $        83,806     $        23,054
   Due to related parties - Note 4                                                4,986               3,582
   Loan payable to shareholder - Note 6                                          57,620                   -
                                                                         --------------      --------------
                                                                                146,412              26,636
                                                                         --------------      --------------
Common stock, $0.0001 par value - Note 5
  100,000,000 shares authorized
  Issued shares: December 31,2003:9,901,304 March 31,
  2003: 8,051,304;
                                                                                    990                 805
Additional paid-in capital                                                      780,684             728,369
Deficit accumulated during the prior development stage                    (     151,117)      (     151,117)
Deficit accumulated during the development stage                          (     764,708)      (     592,414)
                                                                          -------------        -------------
                                                                          (     134,151)      (      14,357)
                                                                          -------------        -------------
                                                                        $        12,261     $        12,279
                                                                          =============        =============


                             SEE ACCOMPANYING NOTES
                               eCourierCorps Inc.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
     for the three months and nine months ended December 31, 2003 and 2002, and for the period April 1, 2000 (Date of Commencement of Development Stage)
                              to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------
                                   (Unaudited)

                                                                                                                  April 1, 2000
                                                                                                                  (Date of Com-
                                                                                                                   mencement of
                                                                                                                   Development
                                                        Three months ended              Nine months ended           Stage) to
                                                           December 31,                    December 31              December 31
                                                       2003            2002            2003           2002             2003
                                                       ----            ----            ----           ----             ----
Expenses
   Advertising and promotion                      $          894  $            -  $        6,185  $           -    $     26,987
   Amortization                                              737           1,001           2,403          3,276          17,870
   Audit and accounting fees - Note 7                      9,616             345          22,738            966          44,177
   Bank charges and interest - Notes 6 and 7               8,317           7,921           8,393         23,587          82,651
   Consulting fees - Note 7                               18,750               -          68,750          5,000         335,781
   Investor relations                                     12,000                          12,000                         12,000
   Legal fees - Note 7                                     6,208               -          16,275            223          34,017
   Office, telephone and miscellaneous - Note 7           11,098              69          28,488            179          76,637
   Software research and development                           -               -               -              -          66,410
   Transfer agent fees                                       205               -             880              -            2030
   Travel                                                    972               -           6,182              -          62,879
                                                   -------------   -------------   -------------   ------------     -----------
Loss before other items                                   68,797           9,336         172,294         33,231         761,439
                                                   -------------   -------------   -------------   ------------     -----------
Other items:
   Write-off of intangible assets                              -               -               -              -       (   1,325)
   Gain (loss) on foreign exchange                             -               -               -              -       (   1,944)
                                                   -------------   -------------   -------------   ------------     -----------
                                                               -               -               -              -       (   3,269)
                                                   -------------   -------------   -------------   ------------     ------------
Net loss for the period                           $   (   68,797) $   (    9,336) $   (  172,294) $  (   33,231)    $ ( 764,708)
                                                   =============   =============   =============   ============     ============
Basic and diluted loss per share                  $   (     0.01) $   (     0.00) $   (     0.02) $  (     0.01)    $ (    0.12)
                                                   =============   =============   =============   ============     ============
Weighted average number of shares outstanding
for the period                                         9,761,087       5,146,500       9,488,759      5,146,500       6,131,504
                                                   =============   =============   =============   ============     ============

                             SEE ACCOMPANYING NOTES
                               eCourierCorps Inc.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
              for the nine months ended December 31, 2003 and 2002,
                        and for the period April 1, 2000
                   (Date of Commencement of Development Stage)
                              to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------
                                   (Unaudited)


                                                                                                 April 1, 2000
                                                                                                 (Date of Com-
                                                                                                  mencement of
                                                                                                  Development
                                                                 Nine months ended                  Stage) to
                                                                   December 31,                   December 31,
                                                             2003                2002                 2003
                                                             ----                ----                 ----
Cash flows used in Operating Activities
  Net loss for the period                             $   (      172,294)   $ (       33,231)   $ (      764,708)
  Add items not involving cash:
   Amortization                                                    2,403               3,276              17,870
   Write-off of intangible assets                                      -                   -               1,325
  Changes in non-cash working capital items
   related to operations:
   Accounts payable and accrued liabilities                       79,656               6,467             262,676
                                                        ----------------      --------------       -------------
                                                                 (90,235)     (       23,488)     (      482,837)
                                                        ----------------      --------------       -------------
Cash Flows used in Investing Activity
   Acquisition of capital assets                                       -                   -      (       16,447)
                                                        ----------------      --------------       -------------
Cash Flows provided by Financing Activities
   Increase in loans payable to shareholders                      57,620                   -             108,401
   Increase in convertible debenture                                   -              23,488             278,114
   Proceeds from common stock subscriptions                       35,000                   -              35,000
                                                        ----------------      --------------       -------------
                                                                  92,620              23,488             421,515
                                                        ----------------      --------------       -------------

Increase (decrease) in cash during the period                      2,385                   -      (       77,769)

Cash, beginning of the period                                          -                   -              80,154
                                                        ----------------      --------------       --------------
Cash, end of the period                               $            2,385    $              -    $          2,385
                                                        ================      ==============       ==============
Supplementary disclosure of cash flow information
Cash paid for:
Interest                                              $              620    $              -    $            620
                                                        ================      ==============       =============
Income taxes                                          $                -    $              -    $              -
                                                        ================      ==============       =============


Non-cash transactions - Note 5

                             SEE ACCOMPANYING NOTES
                               eCourierCorps Inc.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period September 23, 1996 (Date of Inception) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------
                                   (Unaudited)


                                                                                               Deficit
                                                                                              Accumulated       Deficit
                                                                                             During prior to   Accumulated
                                                             Common Shares       Additional   Development      During the
                                                       -----------------------    Paid-in        Stage         Development
                                                         Number    Par Value      Capital       (Note 1)         Stage      Total
                                                         ------    ---------      -------       --------          -----     -----
Stock issued for cash at - $0.10 per share                   1,000    $       1     $      99     $       -        $     -   $   100
Cash contributed by a director                                   -            -           100             -              -       100
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of the Company        -            -           972             -              -       972
Stock issued for "The Source" license at fair market
 value of - $0.001 per share                             1,045,500          104           941             -              -     1,045
Net loss for the period                                          -            -             -             -              -         -
                                                         ---------     --------     ---------      --------        -------  --------
Balance, March 31, 1997                                  1,046,500          105         2,112             -              -     2,217
Cash contributed by a director                                   -            -           100             -              -       100
Stock issued for "Humates" license at a fair market
 value of - $0.001 per share                               100,000           10            90             -              -       100
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of the Company        -            -           346             -              -       346
Net loss for the year ended March 31, 1998                       -            -             -             -              -         -
                                                         ---------     --------     ---------      --------        -------  --------
Balance, March 31, 1998                                  1,146,500          115         2,648             -              -     2,763
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of the Company        -            -           160             -              -       160
Net loss for the year ended March 31, 1999                       -            -             -             -              -         -
                                                         ---------     --------     ---------      --------        -------  --------
Balance, March 31, 1999                                  1,146,500          115         2,808             -              -     2,923
Capital stock issued for cash at $0.0001 per share       6,000,000          600             -             -              -       600
Cancelled shares                                        (2,000,000)       ( 200)          200             -              -         -
Net loss for the period ended March 31, 2000                  -               -             -    (  151,117)             - (151,117)
                                                         ---------     --------     ---------      --------        -------  --------
Balance, March 31, 2000                                  5,146,500          515         3,008    (  151,117)             - (147,594)

                                                                     .../Cont'd.

                             SEE ACCOMPANYING NOTES
                                eCourierCorps Inc.                     Continued
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
   for the period September 23, 1996 (Date of Inception) to December 31, 2003
                             (Stated in US Dollars)
                             ----------------------
                                   (Unaudited)


                                                                                                Deficit
                                                                                              Accumulated       Deficit
                                                                                              During prior to  Accumulated
                                                             Common Shares        Additional   Development    During the
                                                       -----------------------    Paid-in        Stage         Development
                                                         Number    Par Value      Capital       (Note 1)         Stage      Total
                                                         ------    ---------      -------       --------          -----     -----

Balance, March 31, 2000 (carried forward)                5,146,500          515         3,008    (  151,117)             - (147,594)
Net loss for the year ended March 31, 2001                       -            -             -             -       (432,637)(432,637)
                                                         ---------     --------     ---------      --------        -------   -------
Balance, March 31, 2001                                  5,146,500          515         3,008    (  151,117)      (432,637)(580,231)
Net loss for the year ended March 31, 2002                   -                -             -             -       (105,220)(105,220)
                                                         ---------     --------     ---------      --------        -------  -------
Balance, March 31, 2002                                  5,146,500          515         3,008    (  151,117)      (537,857)(685,451)
Capital stock subscribed pursuant to debt
 settlement agreements                                     458,997           46       114,153             -              -   114,199
Capital stock subscribed pursuant to
 conversion of debentures                                2,445,807          244       611,208             -              -   611,452
Net loss for the year ended March 31, 2003                   -                -             -             -       ( 54,557) (54,557)
                                                         ---------     --------     ---------      --------        -------   -------
Balance, March 31, 2003                                  8,051,304          805       728,369    (  151,117)      (592,414) (14,357)
Capital stock subscribed at $0.01 per
 share pursuant to settlement of debts agreements        1,000,000          100         9,900             -              -    10,000
Capital stock subscribed for cash - at $0.05 per share     700,000           70        34,930             -              -    35,000
Capital  stock  subscribed  pursuant  to  loan
 settlement  agreement, valued at $0.05 per share          150,000           15         7,485             -              -     7,500
Net loss for the nine months ended December 31, 2003             -            -             -             -       (172,294)(172,294)
                                                         ---------    ---------     ---------      --------        -------   -------
Balance, December 31, 2003                               9,901,304          990       780,684    (  151,117)      (764,708)(134,151)
                                                         =========    =========     =========      ========        =======  =======

Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger. (Note 1)


                             SEE ACCOMPANYING NOTES
                               eCourierCorps Inc.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------

              eCouriercorps Inc. (the "Company") was incorporated on September 23, 1996 under the laws of the State of Texas as Alvin Consulting Inc. On July 15, 1999 the shareholders of the Company approved a merger with a newly incorporated company in the State of Washington, and the surviving company, Realty Technologies Inc. operates under the laws of the State of Washington. On August 12, 1999 shareholders of the Company approved an amendment to the articles of the Company changing its name to Equinta Corp. On April 10, 2000 the shareholders of the Company approved a further change to the articles of the Company changing its name to Courier Corps Inc. On May 16, 2000 the shareholders the Company approved a further change in the name of the Company to eCourierCorps Inc.

              The Company is currently pursuing business acquisitions and has no business operations or sources of revenue. These financial statements have been prepared on a going concern basis. As at December 31, 2003, the Company has a working capital deficiency of $134,151 (unaudited) and has accumulated a deficit of $915,825 (unaudited) since inception. Management believes that its expected financing will be provided by existing shareholders. There can be no assurance that additional funding will be available on acceptable terms, if at all. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2        Basis of Presentation
              ---------------------

              The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles of the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004. These interim financial statements should be read in conjunction with the audited financial statements for the years ended March 31, 2003 and 2002 included in the Company's Form 10-SB as filed with the Securities and Exchange Commission on November 12, 2003 and amended on December 19, 2003, January 14, 2004, February 6, 2004, and February 26, 2004.

                               eCourierCorps Inc.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------
                                  (Unaudited)


Note 3   Capital Assets
         --------------
                                                                      March 31,
                                  December 31, 2003                     2003
                       ------------------------------------------    ----------
                                     Accumulated
                        Cost         Amortization            Net            Net
                      -------       -------------         -------        ------
Computer equipment   $   17,167    $      13,331      $     3,836    $    5,005
Computer software           544              453               91           131
Office equipment          3,078            2,199              879         1,142
Office furniture          9,700            4,630            5,070         6,001
                      ---------     ------------       ----------     ----------
                     $   30,489    $      20,614      $     9,876    $   12,279
                      =========     ============       ==========     ==========

Note 4        Due to Related Parties
              ----------------------
              The amounts due to related parties are due to shareholders of the Company and a company controlled by a former director of the Company and are non-interest bearing, unsecured and have no specific terms for repayment.

Note 5        Capital Stock
              -------------

              Changes in Securities
              ---------------------
              During the period ended December 31, 2003, the Company agreed to issue 1,000,000 common shares at $0.01 for settlement of debts of $10,000 pursuant to a Regulation S private placement of restricted securities to a corporation controlled by a former director of the Company.

              During the period ended December 31, 2003, the Company entered into a Regulation S private placement with an investor for the issuance of 700,000 common shares at $0.05 per share.

              During the period ended December 31, 2003, the company agreed to issue 150,000 common shares to a shareholder as penalties for late repayment of two promissory note. The shares were valued at $0.05 per share. (Note 6)

              Stock Option Plan and Stock-based Compensation
              ----------------------------------------------
              In June 2003, the Board of Directors approved a stock option plan for the Company which provides for allocation of options to purchase up to 750,000 common shares of the Company. The directors also approved the issuance of options to a director to acquire up to 250,000 common shares of the Company at $0.25 per share. The options have a term of ten years expiring in June, 2013. The option plan is subject to approval by the shareholders of the Company.

              The Company does not record compensation expense on the granting of stock options to employees. In accordance with SFAS No. 123 "Accounting for Stock-based Compensation" disclosure of pro forma net loss and net loss per share is required by determining the fair value of the options using fair value option pricing models. The Company has determined the fair value of vested employee stock options using the minimum value method which does not consider volatility of the Company's share price. Had compensation expenses for the Company's
                               eCourierCorps Inc.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------
                                  (Unaudited)


Note 5        Capital Stock - (cont'd)
              -------------

              Stock Option Plan and Stock-based Compensation - (cont'd)
              ----------------------------------------------

              stock option plan been determined based on the minimum value method at the date the stock purchase options vest there would be no effect on pro forma loss.

              The fair value for these stock options was estimated at the date of vesting using the following weighted average assumptions:

              Dividend yield                                            0%
              Weighted average expected life of stock options           10 yrs
              Risk-free interest rate                                   3.33%


Note 6        Loans Payable to Shareholders
              -----------------------------
              In September and November 2003, the Company borrowed $5,000 and $8,000, respectively, from a shareholder pursuant to promissory note agreements. The notes each had terms of one month. Interest was to be calculated and payable upon maturity of the notes at a rate of 2% per month. In the event of default, the Company was to issue 50,000 restricted shares to the lender for each month that each of the loans remained unpaid.

              In December 2003, these two loans, along with accrued interest of $620, were repaid pursuant to a settlement agreement. The Company was required to issue 150,000 restricted shares to the lender as penalties for late repayment, which were issued at a value of $7,500 charged to interest expense.

              In November and December 2003, the Company borrowed a total of $96,620 from a shareholder. As of December 31, 2003, $39,000 was repaid and $57,620 was outstanding. The loans are unsecured and have no specific terms of interest payable or repayment.

                               eCourierCorps Inc.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)
                             ----------------------
                                  (Unaudited)


Note 7        Related Party Transactions  - Notes 4 and 6
              --------------------------

              Amounts paid or accrued to directors, former directors and related companies or companies in which a director is a partner or associate are as follows:

                                                          Nine Months ended
                                                             December 31,
                                                    --------------------------

                                                        2003            2002
                                                        ----            ----
             Accounting fees                       $     15,263    $        966
             Consulting fees                             68,750           5,000
             Interest                                         -          12,834
             Investor relation fees                      12,000
             Legal fees                                  16,275               -
             Office, telephone and miscellaneous         18,158              69
                                                    -----------     -----------
                                                   $    130,446    $     14,576
                                                    ===========     ===========

              Included in accounts payable at December 31, 2003 is $68,718 due to a director of the Company and a company controlled by a former director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes, " anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward- looking statements. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in this Quarterly Report and in other documents we file with the Securities and Exchange Commission.

BUSINESS  OPPORTUNITIES

During the quarter and to date the Company has continued to seek viable business opportunities for the Company and has given particular consideration to the Company developing rather than acquire a business interest. Significant effort has been allocated to due diligence efforts but the Company has not yet completed and set its development plans.

FINANCIAL  RESULTS

During the quarter ended December 31, 2003 the Company incurred a loss of $68,797 which reflects, in the most part, the costs associated with the Company completing the process of becoming a fully reporting Company with the Securities and Exchange Commission. This process is being completed in addition to the development of a business initiative. The costs associated with developing a business initiative is related to due diligence work associated with promising business initiatives brought to the attention of the directors management and consultants of the Company. The Company intends to develop a viable business and then list the securities of the Company to trade on the OTC Bulletin Board in the United States.

The funding of operations during the quarter are comprised of loans provided to the Company by existing shareholders in the amount of $52,620 and through an increase in accounts payable in the amount of approximately $16,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the year to date the Company had settled the majority of its debt by the issuance of shares. Since that time the Company has developed a negative working capital of $144,027. Management expects that the Company will develop a viable business opportunity and fund the working capital deficit and fund operations from the issuance of additional equity capital and debt financing.

Item 3. Controls and Procedures

Management, including the Company's president, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this report. Based upon that evaluation, the management concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.


Item 2.    Change in Securities

During the three months ended December 31, 2003, pursuant to the terms of two promissory notes issued by the Company to a shareholder in September and November, 2003, the Company agreed to issue 150,000 common shares to the shareholder as penalties for late repayment. The shares were valued at $0.05 per share.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits:

Ex 33.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 33.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.

Signature Page

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated                                         eCourierCorps Inc.


March 4, 2004                                 /s/ James Vanderberg
--------------                                --------------------
                                              James Vandeberg
                                              President

EXIBIT 33.1


      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


 I, James L. Vandeberg,  President  of   the eCourierCorps, Inc., certify  that:

1.   I have reviewed this quarterly report on Form 10-QSB of eCourierCorps,Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange ActRules 13a-14 and 15d-14) for the registrant and I have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made know to me by others within the entity, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report for the three months ended December 31, 2003 (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. We have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ James L. Vanderberg
-----------------------
James L. Vandeberg
President,
Chief Executive Officer,
Chief Financial Officer and Director

March 4, 2004

EXIBIT 33.2

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eCourierCorps Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Vandeberg, Chairman of the Board, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James Vandeberg
------------------------------------
James Vandeberg
Chairman of the Board,
Chief Executive Officer,
Chief Financial Officer and Director

March 5, 2004