Form 10KSB
period 2004-03-31
ECOURIERCORPS INC
filed 2004-08-12
CIK 1267391

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2004

     [   ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE  ACT  OF  1934

                 For the transition period from _____ to ______

                        Commission file number 000-50468

                         Azul Studios International Inc.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

              Washington                                 98-0206033
--------------------------------          -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification  No.)
  incorporation or organization)



                22344 NE 31st Street, Sammamish, Washington    98074
                ------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

                                 (206) 910-2687
                            --------------------------
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

       Securities registered pursuant to Section 12(g) of the Exchange Act

                    Common stock, par value $0.0001 per share
                    -----------------------------------------
                                 Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year: $0

As of July 14, 2004, the aggregated market value of the common stock held by non-affiliates was approximately $388,153 based upon the price at which the common shares were sold in the most recent private placement.

As of July 14, 2004, there were 9,901,304 shares of the Company's common stock issued and outstanding.

                    Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                TABLE OF CONTENTS


PART I...............................................................................................................1

Item 1.  Description of Business.....................................................................................1

Item 2.  Description of Property.....................................................................................3

Item 3.  Legal Proceedings...........................................................................................3

Item 4.  Submission of Matters to a Vote of Security Holders.........................................................4


PART II..............................................................................................................4


Item 5.  Market for Common Equity and Related Stockholder Matters....................................................4

Item 6.  Management's Discussion and Analysis or Plan of Operation...................................................4

Item 7.  Financial Statements........................................................................................7

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................23

Item 8A.  Controls and Procedures...................................................................................23

PART III............................................................................................................23

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the

Exchange Act........................................................................................................23

Item 10.  Executive Compensation....................................................................................24

Item 11.  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters............25

Item 12.  Certain Relationships and Related Transactions............................................................25

Item 13.  Exhibits and Reports on Form 8-K..........................................................................26

Item 14. Principal Accountant Fees and Services.......................................................................

                                     PART I

Item 1.  Description of Business

Azul Studios International Inc. (the "Company") is a development stage Company incorporated on September 23, 1996 under the laws of the state of Texas. In July 1999 the Company changed its jurisdiction to the State of Washington through a merger agreement with Realty Technologies Inc. (RTI) and then changed the name of the Company to eCourier Corps Inc. (ECC). The Company started the development of RTI and ECC and then sold and abandoned those businesses. In March 2004, the Board of Directors of the Company were presented with a business plan and opportunity to acquire all right, title and interest to a business by the name of Azul Studios from a shareholder of the Company. In April 2004 the Board of Directors revised and approved the business plan to be the business of the Company and the Company changed its name to Azul Studios International Inc.

Azul Studios International Inc. plans to develop a group of professional photographic studios, in boutique hotel settings in select locales around the world. The Company will own and operate each location, the first five of which are slated to be acquired and developed in Ibiza, Spain; Eleuthra, Bahamas; New York, New York; Cabo San Lucas, Mexico; and Los Angeles, California. Each studio will be individually designed and set up to best suit the target market in each location, and each will be suited to the professional photographer and professional film creator.

The fundamental business of the Company is to acquire premium real estate assets and develop the properties as boutique hotels servicing the photography industry. In addition to the planned revenues to be earned by the Company from their resort hotel services for the professional photographer and their staff, the Company plans to have a number of profit centers comprised of the production coordination services and ancillary services that will be provided to the professional photographer and client during their working stay. In addition, each location will be well suited to provide educational services, and each boutique hotel will provide a gallery to showcase photographer's art for sale to the public, and lend itself well to a special type of vacation get away for developing photographers, their subjects and/or professional trainers. Currently, the Company is devoting its efforts into securing sufficient funding to acquire real estate in Ibiza, Spain and to develop that to be it's initial location, for the first Azul Studios boutique hotel. The Company has filed the requisite documents to incorporate a wholly owned subsidiary called Azul Studios Property SL in Spain. That subsidiary Company is currently in the process of negotiating the acquisition of a specific property in Ibiza, subject to financing and is active in securing conventional debt financing for that acquisition. In addition, Azul Studios International Inc. is in the process of securing proceeds through the issuance of debt and equity securities to finance that acquisition.

Ibiza is a part of the Spanish Balearic Islands, which lie from about 50 to 150 miles (80 to 240 kilometers) east of mainland Spain in the Mediterranean Sea. Five major islands and many smaller ones make up the group. The three largest islands, in order of size, are Majorca, Minorca, and Ibiza. Ibiza has long been a venue of choice for the professional photographer, offering some of the most beautiful landscapes, sea views and an abundance of sunshine.

The development strategy for the Company is to commence operations by completing the Company's initial development project in Ibiza, Spain and to develop profitable operations at that location. Once the Company begins to cash flow from the Ibiza operations, the Company will continue to develop its other operations. Having developed the operating model in Ibiza the other developments will be more easily and quickly developed.

The business strategy envisions targeting the following specific niche markets;

         Fashion Photographer - The Ibiza location will focus upon developing photographers, advertisers and production coordination groups in the fashion industry as clients, primarily from the European community.

         People Photography - The Ibiza location will be well suited to bring a group of people together to work on advertisements, annual reports, magazine articles etc. to properly capture image creation for businesses such as professional organizations, banking, brokerage firms etc.

         Still Photography - The professional photographer will be provided with a rich variety of facilities, editing, and environments for still photography for items such as jewelry, watches, sporting goods, vehicles etc.

         Upscale Music Videos - Ibiza already represents an icon in the music industry having hundreds of small but very successful studios on the island. It therefore is a natural location for the development of film and video creation for that industry that is already established in the area.

         Training facility - The Company has approached a number of photographic training institutions in Europe to discuss in general terms the possibility of them using our facilities when completed. The discussions were general in nature as we do not have specifics at this time but the opportunity was well received and we fully expect that we will be in a position to use the facilities for educational purposes in the slower season, (November to March)

         Corporate meetings - The facility will provide an ideal location for Board meetings or special purpose meetings for groups such as advertisers and clients to meet and brainstorm strategies for the upcoming year or years.

AZUL Market Penetration Strategy

The Company is developing a multi faceted market penetration strategy. The initial and most focused market penetration strategy will be comprised of a direct marketing campaign focused at the following entities;

Art Directors and design studios: The Company will be embarking upon a direct mail campaign to inform art directors, their representatives and design studios of the grand opening, the services and facilities offered etc. Ongoing promotional materials will be provided to these groups regularly.

Photographers: The Company has access to a large number of photographers through their professional associations, and it is the Company's intention to make that market niche aware of the facilities and services offered by Azul on a regular and recurring basis through direct mail campaigns, internet e-mail marketing, and discounted rates for first time visitors to the facilities. It should also be noted that the facility will provide a venue for clients of Azul Studios to show their works and make them available for sale.

Fashion designers, perfume and cosmetic companies, luxury accessories The Company will ensure that this entire above mentioned group is aware of the Azul facilities through direct advertising campaigns directed at these niche markets. Making the photographer's client aware of the possibilities within Azul should help to initiate the decision to use our facilities or support that decision.

Press agencies / Media and Public Relations Companies - Direct communications to these groups will be initiated with the goal of inspiring the use of our facilities for programs or stories that this group may be developing and or ideally may inspire some favorable press for the facilities themselves. The Company will also engage a public relations Company with the objective of launching a program 9-12 months prior to opening to ensure that rapid market penetration and awareness is achieved.

In addition to the specific programs mentioned above the Company will ensure that it takes advantage of the cross pollination which exists in the industry by ensuring that all of the trades and ancillary services in Europe are aware of the Azul studios products and services. Specifically, the Company will directly inform Companies such as lighting, set design groups, makeup artists, sound designers, record labels, music video Companies etc. and make them aware that the facilities are open for business.

On the Island of Ibiza, there is a great number of music video Companies, recording artists etc. all of whom will be welcome to come and visit our facilities after we are opened.

The Company's detailed financial plan is being developed and remains to a large degree contingent upon the actual property acquired, and financings achieved.
Item 2.  Description of Property

The following table sets forth information relating to each of the Company's offices as of March 31, 2004. The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at March 31, 2004 was $9,182.

PRINCIPLE BUSINESS OFFICE
-------------------------
Azul Studios International Inc.
22344 NE 31st Street
Sammamish, WA 98074

ADMINISTRATIVE BUSINESS OFFICE
------------------------------
BCSL
1500 - 885 West Georgia Street
Vancouver, British Columbia
V6C 3E8


Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is known to be a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders



                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

No public trading market exists for the Company's securities. No assurance can be given that an active trading market will develop in the foreseeable future. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

As of July 14, 2004, the Company had 9,901,304 shares of common stock outstanding, par value $0.0001, held by approximately 382 shareholders of record.

During the fiscal year 2004, the Company issued unregistered securities as follows:

In April, 2003, the Company issued 1,000,000 shares of common stock at $0.01 per share for settlement of debts of $10,000 pursuant to a Regulation S private placement of restricted securities to a corporation controlled by a former director of the Company.

In June 2003, the Company issued 700,000 shares pursuant to a regulation S private placement of restricted securities to an investor at a price of $0.05 per share. Aggregate proceeds of $35,000 were used for operation and working capital.

In December 2003, the Company issued 150,000 shares of the Company's common stock to a shareholder as penalties for late payment of two promissory notes. The shares were valued at $0.05 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation


The following is a discussion and analysis of the Company's financial position and results of operation and should be read in conjunction with the information set forth under Item 1 - Description of Business, and the consolidated financial statement and notes thereto appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements."

You  should  not  place  undue  reliance  on these  forward  looking statements.
Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks faced by us described in the Annual Report and in other documents we file with the Securities and Exchange Commission.

GENERAL

The Company is a development stage enterprise and is devoting its present efforts into establishing a new business comprised of developing boutique hotels in select locations in the world catering to the professional photographer or film artist. The Company is currently securing equity and debt financing and is actively negotiating the acquisition of a specific property in Ibiza, Spain. To date, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company secures and redevelops it's initial property.

During the year ended March 31, 2004 and to date, the primary source of capital has been loans from, and equity sales to, existing shareholders. It is managements intention to secure additional debt and equity financings by way of securing a conventional mortgage on the property it is acquiring, debt from shareholders and through private placements of the Company's common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis. The Company has been seeking investment capital for the acquisition and development of its initial property, acquisition of equipment, the marketing of its business and development of successful operations. The funding will be required at accelerating rates once the Company becomes committed to its initial property. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

YEAR ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003
----------------------------------------------------
The Company incurred a loss from operations of $231,518 compared to a loss of $54,557 in the previous fiscal year. The current year loss reflects the costs associated with the reorganization of the Company, the settlement of its debts for shares and the filing of its audited financial statements and related matters with the Securities and Exchange Commission in the United States, to become a reporting enterprise with the SEC. In addition the costs are associated with the evaluation and adoption of a business for the Company which will be the development of it's boutique hotels for the professional photographer or film artist.

The relatively high interest costs incurred in the previous fiscal year of $23,621, will not recur as a result of the settlement of the Companies convertible debentures from which those interest charges arose, for common stock.

The Company is currently poised to actively develop its business plans and accordingly costs are expected to increase significantly in the upcoming fiscal year.

YEAR ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002
----------------------------------------------------
The Net loss of then Company decreased from $105,220 in 2002 to $54,557 in fiscal year ended March 31, 2003. This decrease in losses reflects the Company's decreasing costs associated with the discontinuance of its previous business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2004 the Company had a negative working capital balance of $202,557. However of that balance $189,700 is comprised of amounts due to shareholders, officers and affiliates. Accordingly the net working capital deficiency to trade creditors is $12,857. At the date of this report, the working capital balance of the Company has increased to $21,214 excluding liabilities to shareholders, officers and affiliates..

The Company is currently in the process of structuring a financing package for the development of its initial project comprised of a combination of debt and equity, to commence operations in Ibiza Spain.

Item 7.  Financial Statements


                         AZUL STUDIOS INTERNATIONAL INC.

                          (formerly eCourierCorps Inc.)

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                             (Stated in US Dollars)
                             ----------------------

Terry Amisano Ltd.                                               AMISANO HANSON
Kevin hanson, CA                                          CHARTERED ACCOUNTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Azul Studios International Inc.
(formerly eCourierCorps Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Azul Studios International Inc. (formerly eCourierCorps Inc.) (A Development Stage Company) as of March 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders' deficiency for the years ended March 31, 2004 and 2003 and the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Azul Studios International Inc. (formerly eCourierCorps Inc.) (A Development Stage Company) as of March 31, 2004 and 2003 and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                              "Amisano Hanson"
June 25, 2004                                            CHARTERED  ACCOUNTANTS

                         AZUL STUDIOS INTERNATIONAL INC.
                          (formerly eCourierCorps Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS
                             March 31, 2004 and 2003
                             (Stated in US Dollars)
                             ----------------------


                                                     ASSETS                        2004                 2003
                                                     ------                        ----                 ----
Current
   Cash                                                                     $            5,241   $                -

Capital assets - Note 3                                                                  9,182               12,279
                                                                                --------------         ------------
                                                                            $           14,423   $           12,279
                                                                                ==============         ============

                                                  LIABILITIES
                                                  -----------
Current
   Accounts payable and accrued liabilities - Note 7                        $          104,648   $           23,054
   Due to related parties - Note 7                                                       1,155                3,582
   Loan payable to stockholder - Notes 4 and 8                                         101,995                    -
                                                                                --------------         ------------
                                                                                       207,798               26,636
                                                                                --------------         ------------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------

Common stock,  $0.0001 par value - Note 5  20,000,000  authorized  at $0.001 par value 100,000,000 authorized at $0.0001 par value
   9,901,304 (2003:  8,051,304) issued                                                     990                  805
Additional paid-in capital                                                             780,684              728,369
Deficit accumulated during the prior development stage                        (        151,117)    (        151,117)
Deficit accumulated during the development stage                              (        823,932)    (        592,414)
                                                                                --------------         -------------
                                                                              (        193,375)    (         14,357)
                                                                                --------------         -------------
                                                                            $           14,423   $           12,279
                                                                                ==============         =============

Nature and Continuance of Operations - Note 1
Commitments - Note 5
Subsequent Events - Note 8


                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (formerly eCourierCorps Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                   for the years ended March 31, 2004 and 2003
  and for the period April 1, 2000 (Date of Commencement of Development Stage)
                                to March 31, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                                   April 1, 2000
                                                                                                   (Date of Com-
                                                                                                    mencement of
                                                                                                    Development
                                                                                                     Stage) to
                                                                                                     March 31,
                                                                   2004              2003               2004
                                                                   ----              ----               ----
Expenses
   Advertising and promotion                                $          6,564   $              -  $         27,366
   Audit and accounting fees - Note 7                                 32,964             11,448            54,403
   Bank charges and interest - Note 7                                  8,501             23,621            82,759
   Consulting fees - Note 7                                           86,750             14,534           353,781
   Depreciation                                                        3,097              4,222            18,564
   Investor relations and marketing fees - Note 7                     24,500                  -            24,500
   Legal fees - Note 7                                                22,275                448            40,017
   Office, telephone and miscellaneous - Note 7                       37,988                284            86,137
   Software research and development                                       -                  -            66,410
   Transfer agent fees                                                 1,845                  -             2,995
   Travel                                                              7,034                  -            63,731
                                                               -------------        -----------        ----------
Loss before other items                                              231,518             54,557           820,663
                                                               -------------        -----------        ----------
Other items:
   Write-off of intangible assets                                          -                  -     (       1,325)
   Loss on foreign exchange                                                -                  -     (       1,944)
                                                               -------------        -----------        -----------
                                                                           -                  -     (       3,269)
                                                               -------------        -----------        -----------
Net loss for the period                                     $  (     231,518)  $  (      54,557) $  (     823,932)
                                                               =============        ===========        ===========
Basic and diluted loss per share                            $  (        0.02)  $  (        0.01)
                                                               =============        ===========
Weighted average number of shares outstanding
 for the period                                                    9,591,331          5,571,773
                                                               =============        ===========



                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (formerly eCourierCorps Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                   for the years ended March 31, 2004 and 2003
  and for the period April 1,2000 (Date of Commencement of Development Stage)
                                to March 31, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                                    April 1, 2000
                                                                                                    (Date of Com-
                                                                                                     mencement of
                                                                                                     Development
                                                                                                      Stage) to
                                                                    Year ended March 31,              March 31,
                                                                  2004                2003               2004
                                                                  ----                ----               ----
Cash Flows used in Operating Activities
   Net loss for the period                                 $  (      231,518)  $  (       54,557) $  (      823,932)
   Add items not involving cash:
     Depreciation                                                      3,097               4,222             18,564
     Write-off of intangible assets                                        -                   -              1,325
   Change in non-cash working capital item related to operations:
     Accounts payable and accrued liabilities                         96,667              50,335            279,687
                                                                ------------         -----------         -----------
                                                              (      131,754)                  -     (      524,356)
                                                                ------------         -----------         -----------
Cash Flows used in Investing Activity
   Acquisition of capital assets                                           -                   -     (       16,447)
                                                                ------------         -----------         -----------
Cash Flows provided by Financing Activities
   Increase in loan payable to stockholders                          101,995                   -            152,776
   Increase in convertible debenture                                       -                   -            278,114
   Proceeds from common stock subscriptions                           35,000                                 35,000
                                                                ------------         -----------         -----------
                                                                     136,995                   -            465,890
                                                                ------------         -----------         -----------
Increase (decrease) in cash during the period                          5,241                   -     (       74,913)

Cash, beginning of the period                                              -                   -             80,154
                                                                ------------         -----------         -----------
Cash, end of the period                                    $           5,241   $               -  $           5,241
                                                                ------------         -----------         -----------
Supplementary disclosure of cash flow information
  Cash paid for:
     Interest                                              $             620   $               -  $             620
                                                                ============         ===========         ===========
     Income taxes                                          $               -   $               -  $               -
                                                                ============         ===========         ===========
Non-cash transactions - Note 5



                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (formerly eCourierCorps Inc.)
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
    for the period September 23, 1996 (Date of Inception) to March 31, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                             Deficit
                                                                                            Accumulated      Deficit
                                                                                            During Prior   Accumulated
                                                        Common Shares         Additional     Development    During the
                                                -----------------------------   Paid-in         Stage      Development
                                                   Number       Par Value       Capital        (Note 1)        Stage        Total
                                                   ------       ---------       -------        --------        -----        -----
Stock issued for cash at - $0.10 per share            1,000    $        1     $       99     $        -     $       -  $      100
Cash contributed by a director                            -             -            100              -             -         100
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of
 the Company                                              -             -            972              -             -         972
Stock issued for "The Source" license at fair
 market value of - $0.001 per share               1,045,500             104          941              -             -       1,045
Net loss for the period                                   -              -             -              -             -           -
                                                  ---------         -------     --------       --------      --------     -------
Balance, March 31, 1997                           1,046,500             105        2,112              -             -       2,217
Cash contributed by a director                            -              -           100              -             -         100
Stock issued for "Humates" license at a fair
 market value of - $0.001 per share                 100,000              10           90              -             -         100
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of
 the Company                                              -               -          346              -             -         346
Net loss for the year ended March 31, 1998                -               -            -              -             -           -
                                                  ---------         -------     --------       --------      ---------    -------
Balance, March 31, 1998                           1,146,500             115        2,648              -             -       2,763
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of
 the Company                                              -               -          160              -             -         160
                                                                     .../Cont'd.



                             SEE ACCOMPANYING NOTES

                                                                      Continued

                         AZUL STUDIOS INTERNATIONAL INC.
                          (formerly eCourierCorps Inc.)
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
    for the period September 23, 1996 (Date of Inception) to March 31, 2004
                             (Stated in US Dollars)
                             ----------------------


                                                                                             Deficit
                                                                                            Accumulated      Deficit
                                                                                            During Prior   Accumulated
                                                        Common Shares         Additional     Development    During the
                                                -----------------------------   Paid-in         Stage      Development
                                                   Number       Par Value       Capital        (Note 1)        Stage      Total
                                                   ------       ---------       -------        --------        -----      -----
Net loss for the year ended March 31, 1999              -               -              -              -             -           -
                                                  ---------      ---------     ---------       --------      --------     -------
Balance, March 31, 1999                           1,146,500             115        2,808              -             -       2,923
Capital stock issued for cash at $0.0001 per
 share                                            6,000,000             600            -              -             -         600
Cancelled shares                              (   2,000,000)     (      200)         200              -             -           -
Net loss for the year ended March 31, 2000                -               -            -     (  151,117)            -   ( 151,117)
                                                  ---------      ----------    ---------      ---------      --------     --------
Balance, March 31, 2000                           5,146,500             515        3,008     (  151,117)            -   ( 147,594)
Net loss for the year ended March 31, 2001                -               -            -              -     ( 432,637)  ( 432,637)
                                                  ---------      ----------    ---------      ---------      --------     --------
Balance, March 31, 2001                           5,146,500             515        3,008     (  151,117)    ( 432,637)  ( 580,231)
Net loss for the year ended March 31, 2002                -               -            -              -     ( 105,220)  ( 105,220)
                                                  ---------      ----------    ---------      ---------      --------     --------
Balance, March 31, 2002                           5,146,500             515        3,008     (  151,117)    ( 537,857)  ( 685,451)
Capital stock subscribed pursuant to debt
 settlement agreements                              458,997              46      114,153              -             -     114,199
Capital stock subscribed pursuant to
 conversion of debentures                         2,445,807             244      611,208              -             -     611,452
Net loss for the year ended March 31, 2003                -               -            -              -     (  54,557)  (  54,557)
                                                  ---------     -----------    ---------      ---------       --------    --------
Balance, March 31, 2003                           8,051,304             805      728,369     (  151,117)    ( 592,414)  (  14,357)


                                                                    .../Cont'd.
                             SEE ACCOMPANYING NOTES

                                                                      Continued

                         AZUL STUDIOS INTERNATIONAL INC.
                          (formerly eCourierCorps Inc.)
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
    for the period September 23, 1996 (Date of Inception) to March 31, 2004
                             (Stated in US Dollars)
                             ----------------------

                                                                                             Deficit
                                                                                            Accumulated      Deficit
                                                                                            During Prior   Accumulated
                                                        Common Shares         Additional     Development    During the
                                                -----------------------------   Paid-in         Stage      Development
                                                   Number       Par Value       Capital        (Note 1)        Stage       Total
                                                   ------       ---------       -------        --------        -----       -----
Capital stock subscribed at $0.01 per share
 pursuant to settlement of debts agreements       1,000,000             100          9,900            -             -      10,000
Capital stock issued for cash at $0.05
 per share                                          700,000              70         34,930            -             -      35,000
Capital stock issued pursuant to loan
 settlement agreement, valued at $0.05 per
 share                                              150,000              15          7,485            -             -       7,500
Net loss for the year ended March 31, 2004                -               -              -            -     ( 231,518)  ( 231,518)
                                                  ---------       ---------       --------      --------     --------     --------
Balance, March 31, 2004                           9,901,304   $         990  $     780,684  $  ( 151,117) $  (823,932) $( 193,375)
                                                  =========       =========       ========      ========     ========     ========
Par value and additional  paid-in capital have been  retroactively  adjusted for changes in par value due to the merger (Note 1).




                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (formerly eCourierCorps Inc.)
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2004 and 2003
                             (Stated in US Dollars)
                             ----------------------

Note 1        Nature and Continuance of Operations
              ------------------------------------

              Azul Studios International Inc. (the "Company") was incorporated on September 23, 1996 under the laws of the State of Texas as Alvin Consulting Inc. On July 15, 1999 the stockholders of the Company approved a merger with a newly incorporated company in the State of Washington, and the surviving company, Realty Technologies Inc. operates under the laws of the State of Washington. On August 12, 1999, the stockholders of the Company approved an amendment to the articles of the Company changing its name to Equinta Corp. On April 10, 2000, the stockholders of the Company approved a change to the articles of the Company changing its name to Courier Corps Inc. On May 16, 2000, the stockholders the Company approved a change in the name of the Company to eCourierCorps Inc. On March 12, 2004, the Company changed its name to Azul Studios International Inc. and adopted a business plan to develop a group of boutique hotels catering to professional photographers and film artists. Currently, the Company has no business operations or sources of revenue.

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("SFAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to March 31, 2004. Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.


              These financial statements have been prepared on a going concern basis. As at March 31, 2004, the Company has a working capital deficiency of $202,557 and has accumulated a deficit of $975,049 since inception. Management believes that its expected financing will be provided by existing stockholders. There can be no assurance that additional funding will be available on acceptable terms, if at all. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Development Stage Company
              -------------------------

              The Company complies with SFAS No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as development stage.

              Impairment of Long-lived Assets
              -------------------------------

              The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with FAS No. 144, "Accounting for the Impairment of Long-lived Assets". Certain long-lived assets held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the year it is determined.

              Income Taxes
              ------------

              The Company uses the liability method of accounting for income taxes pursuant to SFAS, No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

              Basic and Diluted Loss Per Share
              --------------------------------

              The Company reports basic loss per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share includes the potentially dilutive effect of outstanding debt and stock options which are convertible into common shares. Diluted loss per share has not been provided as it would be anti-dilutive.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Capital Assets and Depreciation
              -------------------------------

              Capital assets are recorded at cost. Depreciation is provided using the declining balance method at the following rates:

                           Computer equipment                           30%
                           Computer software                            40%
                           Office equipment                             30%
                           Office furniture                             20%

              Capital asset additions during the year are depreciated at one-half rates.

              Financial Instruments
              ---------------------

              The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Due to related party and loan payable to stockholder also approximate fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

              Convertible Debt
              ----------------

              The Company accounts for convertible debt as required by APB Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

              Stock-based Compensation
              ------------------------

              The Company has a stock-based compensation plan, which is described in Note 5. Under this plan, all stock based payments to non-employees are accounted for using a fair value based method of accounting. No compensation expense is recognized when the stock options are granted to employees or directors. Consideration received from employees, directors or consultants on exercise of stock options is credited to share capital. If stock is repurchased from employees, directors or consultants, the excess of the consideration paid over the carrying amount of the stock is charged to deficit. On the granting of stock options to employees or directors the Company has elected to provide pro forma disclosure on their fair value.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Foreign Currency Translation
              ----------------------------

              in Monetary assets and liabilities are translated into United States (US) dollars at the exchange rate effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses on transactions denominated in currencies other than the US dollar are included in the determination of net income (loss) for the period.

              New Accounting Standards
              ------------------------

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.


Note 3        Capital Assets
              --------------

                                                                 2004                                 2003
                                           --------------------------------------------------    ----------------
                                                              Accumulated
                                                Cost          Depreciation          Net                Net
                                               -------        ----------         --------           --------
            Computer equipment             $    17,167     $      13,664       $     3,503       $     5,005
            Computer software                      544               465                79               131
            Office equipment                     3,078             2,279               799             1,142
            Office furniture                     9,700             4,899             4,801             6,001
                                               -------        ----------         ---------          --------
                                           $    30,489     $      21,307       $     9,182       $    12,279
                                               =======        ==========         =========          ========


Note 4        Loan Payable to Stockholder - Note 8
              ---------------------------



              As at March 31, 2004, the loan payable to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

Note 5        Capital Stock
              -------------


     Changes in Securities
     ----------------------

              During the years ended March 31, 2004 and 2003, the Company completed the following debt and equity transactions:

              During the year ended March 31, 2003, the Company settled additional debts aggregating $114,199 by issuing 458,997 common shares in the capital stock of the Company at $0.20 - $0.25 per share.

              During the year ended March 31, 2003, the Company converted $611,452 in convertible debentures, including principal and interest, which were issued and outstanding at $0.25 per share and issued 2,445,807 common shares.

              During the year ended March 31, 2004, the Company agreed to issue 1,000,000 common shares at $0.01 per share for settlement of debts of $10,000 pursuant to a Regulation S private placement of restricted securities to a corporation controlled by a former director of the Company.

              During the year ended March 31, 2004, the Company entered into a Regulation S private placement with an investor for the issuance of 700,000 common shares at $0.05 per share.

              During the year ended March 31, 2004, the Company issued 150,000 shares of the Company's common stock to a shareholder as penalties for late payment of two promissory notes. The shares were valued at $0.05 per share.

              Stock Option Plan and Stock-based Compensation
              ----------------------------------------------

              On June 2003, the Board of Directors approved a stock option plan for the Company which provides for allocation of options to purchase up to 750,000 shares of common stock. The directors also approved the issuance of options to a director of the Company to acquire up to 250,000 shares of common stock at $0.25 per share. The options have a term of ten years expiring in June 2013.

              In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 250,000 shares of common stock at $0.25 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014.

Note 5        Capital Stock - (cont'd)
              -------------


              Stock Option Plan and Stock-based Compensation - (cont'd)
              ----------------------------------------------

              As disclosed in Note 2, the Company does not record compensation expense on the granting of stock options to employees. In accordance with SFAS No. 123 "Accounting for Stock-based Compensation" disclosure of pro forma net loss and net loss per share is required by determining the fair value of the options using fair value option pricing models. The Company has determined the fair value of vested employee stock options using the minimum value method which does not consider volatility of the Company's share price. Had compensation expenses for the Company's stock option plan been determined based on the minimum value method at the date the stock purchase options vest there would be no effect on pro forma loss.

              The fair value for these stock options was estimated at the date of vesting using the following weighted average assumptions:

             Expected volatility                                          0%
             Dividend yield                                               0%
             Weighted average expected life of stock options             10 yrs
             Risk-free interest rate                                      4.04%

Note 6        Income Taxes
              ------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                       2004
             Deferred Tax Assets
             Non-capital loss carryforward                   $        340,000
             Valuation allowance for deferred tax asset         (     340,000)
                                                                 -------------
                                                             $              -

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 6        Income Taxes - (cont'd)
              ------------

              As at March 31, 2004, the Company has accumulated non-capital losses totalling approximately $970,000, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2022. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 7        Related Party Transactions - Note 5
              --------------------------

              a) Amounts paid or accrued to directors, former directors and related companies or companies in which a director is a partner or associate are as follows:

                                                                         2004                2003
                                                                         ----                ----
                 Accounting fees                             $         19,990    $          1,448
                 Consulting fees                                       86,000              12,500
                 Interest                                                   -              12,824
                 Investor relation fees                                24,000                   -
                 Legal fees                                            22,000                 448
                 Office                                                24,583                 172

                                                             $        176,573    $         27,392
                                                                   ----------           ---------

                  These charges are measured by the exchange amount which is the amount agreed upon by the transacting parties.

              b) Included in accounts payable and accrued liabilities as at March 31, 2004 is $86,550 (2003: $9,219) due to a director of the Company and a company controlled by a former director of the Company.


              c) Amounts due to related parties are owing to stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

Note 8        Subsequent Events
              -----------------

              Subsequent to March 31, 2004:

              a)  The  Company  received  additional  loans  from a  stockholder
                  totalling  $84,000.   The  loans  are  non-interest   bearing,
                  unsecured and have no specific terms of repayment.

              b) The Company acquired all rights, title and interest to the business name, concepts and plans for "Azul Studios International Inc." for consideration of $1 from a stockholder.

              c) The Company has incorporated Azul Studios Properties SL as a wholly-owned subsidiary to hold the property that the company intends to acquire in Spain and to operate the Azul Studios facility to be developed in that country.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Accountants on accounting and financial disclosure matters or otherwise.

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer. of the Company's disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the Company's chief executive officer and chief financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the names and ages of, and all positions and offices held by, each of the Company's directors and its executive officers. Also set forth are the dates the Company's directors were initially elected to the Board of Directors , a summary of each identified person's business experience during the last five years and any directorship(s) held in other companies with securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended.

Directors and Executive Officers

-----------------------------------------------------------------------------------------
Name                             Age          Director Since       Positions
-----------------------------------------------------------------------------------------
James L. Vandeberg               60           May 24, 1999         President and Director
-----------------------------------------------------------------------------------------
Michael Lorenz                   37           March 12, 2004       Director
-----------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------

Mr. James Vandeberg is an attorney operating primarily in Seattle Washington focused on Corporate Securities law. Formerly Mr. Vandeberg was with Ogden Murphy Wallace, a law firm in Seattle, Washington. Mr. Vandeberg specializes in corporate finance with an emphasis on securities matters and acquisitions. Mr. Vandeberg graduated from New York University School of Law in 1969, where he was a Root-Tilden Scholar. He is a member and former director of the American Society of Corporate Secretaries. He was previously general counsel and secretary of two NYSE companies in the retail and food services sectors.

In his capacity of president and director, Mr. Vandeberg will review potential merger candidates and other business opportunities for the Company.

Mr. Michael Lorenz has more than a decade of experience at executive levels with some of the largest hotel organizations in the world and has achieved a track record for setting aggressive sales and marketing goals, meeting and exceeding those objectives. Most recently Mr. Lorenz is with The Ritz-Carlton Hotels overseeing the sales and marketing for existing properties in the Caribbean and Mexico,, and is intimately involved with strategizing and orchestrating the launch of new product in that area. Mr. Lorenz brings a wealth of hotel industry knowledge to the table, to assist in the planning and successful launch of Azul's boutique hotels.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer. The officers will serve at will.

The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.


Item 10.  Executive Compensation

Executive officers of the Company currently do not receive any remuneration in their capacity as Company executive officers. The following table sets forth information concerning the compensation of the named officers for services in all capacities to the Company for the years ended March 31, 2004, 2003 and 2002.

                           Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------------
                                                                                         Long Term
Name and Principal        Fiscal                        Annual                          Compensation
Position                  Year                       Compensation                          Awards
---------------------------------------------------------------------------------------------------------------------------
                                                                        Investor
                                                       Consulting       Relations                            All Other
                                   Legal Fees (2)       Fees (1)         Fees (1)    Stock Options (3)     compensations
                                          $                $                $                #                   $
---------------------------------------------------------------------------------------------------------------------------
James  Vandeberg          2004              22,000                 -              -             250,000                   -
President
----------------------------------------------------------------------------------------------------------------------------
                          2003                   -                 -              -                   -                   -
----------------------------------------------------------------------------------------------------------------------------

                          2002                   -                 -              -                   -                   -
----------------------------------------------------------------------------------------------------------------------------
Michael Lorenz            2004                   -                 -              -             250,000                   -
Director
----------------------------------------------------------------------------------------------------------------------------
                          2003                   -                 -              -                   -                   -
----------------------------------------------------------------------------------------------------------------------------
                          2002                   -                 -              -                   -                   -
----------------------------------------------------------------------------------------------------------------------------
Mark Geoghegan            2004                   -            86,000         24,000                   -                   -
Consultant
----------------------------------------------------------------------------------------------------------------------------
                          2003                   -            14,121              -                   -                   -
----------------------------------------------------------------------------------------------------------------------------
                          2002                   -            16,845              -                   -                   -
----------------------------------------------------------------------------------------------------------------------------

(1) Represents fees charged by Bay Management Ltd., a company controlled by Mr. Mark Geoghegan, for its consulting and investor relations services for the three fiscal years ended March 31, 2004, 2003 and 2002. In addition, during 2004 Bay Management Ltd. paid $35,382 for accounting and administrative services for the Company and those were also charged to the Company. As of March 31, 2004, $75,460 of the fees were accrued but unpaid.
(2) Represents fees charged by Mr. James Vandeberg for his legal services in the fiscal year ended March 31, 2004. As of March 31, 2004, $14,000 of the fees were accrued but unpaid.
(3) Represents stock options granted pursuant to the Company's Stock Option Plan, including 250,000 options granted and fully vested to Mr. James Vandeberg, and 250,000 options granted to Mr. Michael Lorenz, vesting quarterly over a period of 2 years. As of March 31, 2004, none of the options granted to Mr. Lorenz were vested. Refer to the Stock Options table below for more information.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers during the fiscal year ended March 31, 2004

-------------------------------------------------------------------------------------------------------------------
                                                   % of Total Options
                                                       Granted to
                                                      Employees in        Exercise Price
           Name                Options Granted      Fiscal Year 2004         per share          Expiration Date
-------------------------------------------------------------------------------------------------------------------
James Vandeberg                           250,000                  50%                $0.25           June 30, 2013
-------------------------------------------------------------------------------------------------------------------
Michael Lorenz                            250,000                  50%                $0.25          March 12, 2014
-------------------------------------------------------------------------------------------------------------------


Item 11. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of the date of this Form , the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

---------------------------------------------------------------------------------------------
Shareholders / Beneficial Owners/                                  Number of Shares
Percentage
---------------------------------------------------------------------------------------------
Mr. Terry Young 15.24%                                             1,509,319
---------------------------------------------------------------------------------------------
Bay Management Ltd. (beneficially owned by
Mark Geoghegan) 21.60%                                             2,138,252
---------------------------------------------------------------------------------------------
Andre Plessel 11.59%                                               1,148,030
---------------------------------------------------------------------------------------------
Mr. James Vandenberg (President & Director) 2.52%                  250,000 (options)
---------------------------------------------------------------------------------------------
Mr. Michael  Lorenz (Director) 2.52%                               250,000 (options)
---------------------------------------------------------------------------------------------
Directors and executive officers as a group 5.05%                  500,000 (options)
---------------------------------------------------------------------------------------------


Item 12.  Certain Relationships and Related Transactions

During the years ended March 31, 2004 and 2003, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party or affiliate for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether or in what amount such a stock issuance might be made.

Item 13.  Exhibits and Reports on Form 8-K

A. Exhibits

--------------------------------------------------------------------------------
Exhibit number          Descriptions
--------------------------------------------------------------------------------
Ex 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Ex 32.1     Certification  of  Chief  Executive Officer Pursuant  to  18  U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.

Ex 32.2     Certification  of  Chief  Financial  Officer  Pursuant to  18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,filed herewith.


B. Reports on Form 8-K
         None


Item 14. Principal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended March 31, 2004, the Company's principal accountant billed $15,975 in fees for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10SB Form 10-QSB.

For the year ended March 31, 2003, the Company's principal accountant billed $7,500 in fees for the audit of the Company's annual financial statements.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended March 31, 2004 and 2003.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended March 31, 2004 and 2003.


Audit Committee's Pre-Approval Policies and Procedures

The audit committee of the Company evaluate and approve in advance the engagement before the principal accountant renders audit or non-audit services. The audit committee of the Company have determined that the services provided by the Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

Percentage of Hours Expended

All hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributable to work performed by persons that are the principal accountant's full-time, permanent employees.




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Azul Studios International Inc.

                                               By:/s/James Vandeberg
                                               ---------------------------------
                                               James Vandeberg,
                                               President & Director

                                               Date: August 12, 2004


                                               By:/s/Michael Lorenz
                                               ---------------------------------
                                               Michael Lorenz, Director

                                               Date: August 12, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                                               By:/s/James Vandeberg
                                               ---------------------------------
                                               James Vandeberg,
                                               President & Director

                                               Date: August 12, 2004


                                               By:/s/Michael Lorenz
                                               ---------------------------------
                                               Michael Lorenz, Director

                                               Date: August 12, 2004