Form 10QSB
period 2004-06-30
AZUL STUDIOS INTERNATIONAL INC.
filed 2004-09-30
CIK 1267391

U.S.SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                  --------------------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
                    ----------------------------------------

                        Commission file number 000-50468
                    ----------------------------------------

                         Azul Studios International Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Washington                                       98-0206033
  -----------------------                        -----------------------
  (State or other jurisdiction of                (IRS Employer
  incorporation or organization)                 Identification No.)

                22344 NE 31st Street, Sammamish, Washington 98074
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 910-2687
                         -------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 31 2004, 9,901,304 Shares of common stock, $0.0001 par value, were outstanding.

Transitional small business disclosure format  (check one):  Yes [   ]    No [X]

                         AZUL STUDIOS INTERNATIONAL INC.

                                   FORM 10-QSB

                                  JUNE 30, 2004

                                      INDEX


PART I         FINANCIAL INFORMATION...........................................1

Item 1.        Financial Statements............................................1

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................11

Item 3.        Controls and Procedures........................................12


PART II        OTHER INFORMATION..............................................12


Item 1.        Legal Proceedings..............................................12

Item 2.        Change in Securities...........................................12

Item 3.        Defaults upon Senior Securities................................13

Item 4.        Submission of Matters to a Vote of Security Holders............13

Item 5.        Other Information..............................................13

Item 6.        Exhibits and Reports on Form 8-K...............................13

PART I          FINANCIAL INFORMATION

Item 1.    Financial Statements



                         AZUL STUDIOS INTERNATIONAL INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                    ---------

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                        June 30, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                               June 30,            March 31,
                                                     ASSETS                      2004                 2004
                                                     ------                      ----                 ----
Current
   Cash                                                                    $        36,059    $         5,241
   Prepaid expenses                                                                    270                  -
                                                                            --------------     --------------
                                                                                    36,329              5,241
Capital assets - Note 3                                                              5,632              9,182
                                                                            --------------     --------------
                                                                           $        41,961    $        14,423
                                                                            ==============     ==============

                                                   LIABILITIES
                                                   -----------
Current
   Accounts payable and accrued liabilities - Note 6                       $        46,962    $       104,648
   Due to related parties - Note 6                                                   1,155              1,155
   Loans payable to stockholders - Note 4                                          273,995            101,995
                                                                            --------------     --------------
                                                                                   322,112            207,798
                                                                            ==============     ==============

                                             STOCKHOLDERS' DEFICIENCY
                                             ------------------------
Preferred Stock, $0.0001 par value
  20,000,000 shares authorized; none issued and outstanding                              -                  -
Common stock, $0.0001 par value - Note 5
  100,000,000 shares authorized
  9,901,304 shares issued and outstanding at June 30, 2004
   and March 31, 2004                                                                  990                990
Additional paid-in capital                                                         780,684            780,684
Deficit accumulated during the prior development stage                       (     151,117)     (     151,117)
Deficit accumulated during the development stage                             (     910,708)     (     823,932)
                                                                             --------------     --------------
                                                                             (     280,151)     (     193,375)
                                                                             --------------     --------------
                                                                           $        41,961    $        14,423
                                                                             ==============     ==============


                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three months ended June 30, 2004 and 2003,
 and for the period April 1, 2000 (Date of Commencement of Development Stage) to
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

         >
                                                                                                   April 1, 2000
                                                                                                   (Date of Com-
                                                                                                   mencement of
                                                                                                    Development
                                                                     Three months ended              Stage) to
                                                                          June 30,                   June 30,
                                                                  2004               2003              2004
                                                                  ----               ----              ----
Expenses
   Advertising and promotion                                $          1,557  $          4,222   $         28,923
   Audit and accounting fees - Note 6                                  8,277             6,103             62,680
   Bank charges and interest                                             306                40             83,065
   Consulting fees - Note 6                                           27,000            20,000            380,781
   Depreciation                                                          625               888             19,189
   Investor relations and marketing fees - Note 6                     18,135                               42,635
   Legal fees - Note 6                                                 8,500             4,000             48,517
   Office, telephone and miscellaneous - Note 6                       11,766             7,010             97,903
   Software research and development                                       -                 -             66,410
   Transfer agent fees                                                   315               200              3,310
   Travel                                                              8,078             4,603             71,809
                                                              --------------    --------------    ---------------
Loss before other items                                               84,559            47,066            905,222
                                                              ==============    ==============    ===============
Other items:
   Write-off of intangible assets                                          -                 -       (      1,325)
   Loss on disposal of capital assets - Note 3                (        2,217)                -       (      2,217)
   Loss on foreign exchange                                                -                 -       (      1,944)
                                                              --------------    --------------    ----------------
                                                                           -                 -       (      5,486)
                                                              --------------    --------------    ----------------
Net loss for the period                                     $  (      86,776) $  (      47,066)  $  (     910,708)
                                                              ==============    ==============    ================
Basic and diluted loss per share                            $  (        0.01) $  (        0.01)
                                                              ==============    ==============
Weighted average number of shares outstanding
 for the period                                                    9,901,304         9,160,062
                                                              ==============    ==============


                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three months ended June 30, 2004 and 2003,
 and for the period April 1, 2000 (Date of Commencement of Development Stage) to
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                  April 1, 2000
                                                                                                  (Date of Com-
                                                                                                  mencement of
                                                                                                   Development
                                                                    Three months ended              Stage) to
                                                                         June 30,                   June 30,
                                                                  2004              2003               2004
                                                                  ----              ----               ----
Cash flows used in Operating Activities
  Net loss for the period                                  $  (      86,776)  $  (      47,066) $  (     910,708)
  Add items not involving cash:
   Depreciation                                                         625                888            19,189
   Loss on disposal of capital assets                                 2,217                  -             2,217
   Write-off of intangible assets                                         -                  -             1,325
  Changes in non-cash working capital items related to operations:
   Prepaid expenses                                           (         270)                 -     (         270)
   Accounts payable and accrued liabilities                          13,022             11,600           292,709
                                                              --------------     --------------    --------------
                                                              (      71,182)     (      34,578)    (     595,538)
                                                              --------------     --------------    --------------
Cash Flows used in Investing Activity
   Acquisition of capital assets                                          -                  -     (      16,447)
                                                              --------------     --------------    --------------
Cash Flows provided by Financing Activities
   Increase in loans payable to stockholders                        102,000                  -           254,776
   Increase in convertible debenture                                      -                  -           278,114
   Proceeds from common stock subscriptions                               -             35,000            35,000
                                                              --------------     --------------    --------------
                                                                    102,000             35,000           567,890
                                                              --------------     --------------    --------------

Increase (decrease) in cash during the period                        30,818                422     (      44,095)

Cash, beginning of the period                                         5,241                  -            80,154
                                                              --------------     --------------    --------------
Cash, end of the period                                    $         36,059   $            422  $         36,059
                                                              ==============     ==============    ==============
Supplementary disclosure of cash flow information Cash paid for:
     Interest                                              $              -   $              -  $            620
                                                              ==============     ==============    ==============
     Income taxes                                          $              -   $              -  $              -
                                                              ==============     ==============    ==============

Non-cash transactions - Notes 3 and 4



                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
     for the period September 23, 1996 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                             Deficit
                                                                                            Accumulated       Deficit
                                                                                          During prior to   Accumulated
                                                          Common Shares      Additional    Development       During the
                                                       ------------------      Paid-in        Stage         Development
                                                        Number  Par Value      Capital       (Note 1)          Stage         Total
                                                        ------  ---------      -------       --------          -----         -----
Stock issued for cash at - $0.10 per share               1,000   $      1  $          99  $           -  $           -  $      100
Cash contributed by a director                               -          -            100              -              -         100
Additional paid-in capital for organizational
 expenses incurred by  a director on behalf of
 the Company                                                 -          -            972              -              -         972
Stock issued for "The Source" license at fair
 market value of
  - $0.001 per share                                 1,045,500        104            941              -              -       1,045
Net loss for the period                                      -          -              -              -              -           -
                                                    ----------    -------    -----------     ----------    -----------  ----------
Balance, March 31, 1997                              1,046,500        105          2,112              -              -       2,217
Cash contributed by a director                               -          -            100              -              -         100
Stock issued for "Humates" license at a fair
 market value of
  - $0.001 per share                                   100,000         10             90              -              -         100
Additional paid-in capital for organizational
 expenses incurred by  a director on behalf
  of the Company                                             -          -            346              -              -         346
Net loss for the year ended March 31, 1998                   -          -              -              -              -           -
                                                    ----------    -------   ------------    -----------    -----------  ----------
Balance, March 31, 1998                              1,146,500        115          2,648              -              -       2,763
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of
  the Company                                                -          -            160              -              -         160
Net loss for the year ended March 31, 1999                   -          -              -              -              -           -
                                                    ----------    -------   ------------    -----------    -----------  ----------
Balance, March 31, 1999                              1,146,500        115          2,808              -              -       2,923
Capital stock issued for cash at $0.0001 per share   6,000,000        600              -              -              -         600
Cancelled shares                                   ( 2,000,000)    (  200)           200              -              -           -
Net loss for the period ended March 31, 2000                 -          -              -   (    151,117)             -  (  151,117)
                                                   -----------    -------   ------------    -----------    -----------  ----------
Balance, March 31, 2000                              5,146,500        515          3,008   (    151,117)             -  (  147,594)

                                                                     .../Cont'd.

                             SEE ACCOMPANYING NOTES

                                                                       Continued

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
     for the period September 23, 1996 (Date of Inception) to June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------


                                                                                             Deficit
                                                                                            Accumulated       Deficit
                                                                                          During prior to   Accumulated
                                                          Common Shares      Additional    Development       During the
                                                       ------------------      Paid-in        Stage         Development
                                                        Number  Par Value      Capital       (Note 1)          Stage         Total
                                                        ------  ---------      -------       --------          -----         -----

Balance, March 31, 2000 (forward)                    5,146,500        515          3,008   (    151,117)             -   ( 147,594)
Net loss for the year ended March 31, 2001                   -          -              -              -   (    432,637)  ( 432,637)
                                                    ----------    -------   ------------  -------------    -----------   ----------
Balance, March 31, 2001                              5,146,500        515          3,008   (    151,117)  (    432,637)  ( 580,231)
Net loss for the year ended March 31, 2002                   -          -              -              -   (    105,220)  ( 105,220)
                                                    ----------    -------   ------------  -------------    -----------   ----------
Balance, March 31, 2002                              5,146,500        515          3,008   (    151,117)  (    537,857)  ( 685,451)
Capital stock subscribed pursuant to debt
 settlement agreements                                 458,997         46        114,153              -              -     114,199
Capital stock subscribed pursuant to
 conversion of debentures                            2,445,807        244        611,208              -              -     611,452
Net loss for the year ended March 31, 2003                   -          -              -              -   (     54,557)  (  54,557)
                                                    ----------    -------   ------------   ------------     ----------   ----------
Balance, March 31, 2003                              8,051,304        805        728,369   (    151,117)  (    592,414)  (  14,357)
Balance, March 31, 2003 (forward)                    8,051,304        805        728,369   (    151,117)  (    592,414   (  14,357)
Capital stock subscribed at $0.01 per share
 pursuant to settlement  of debts agreements         1,000,000        100          9,900              -              -      10,000
Capital stock subscribed for cash
  - at $0.05 per share                                 700,000         70         34,930              -              -      35,000
Capital stock subscribed pursuant to loan
 settlement agreement,
 valued at $0.05 per share                             150,000         15          7,485              -              -       7,500
Net loss for the year ended March 31, 2004                   -          -              -              -   (    231,518)  ( 231,518)
                                                    ----------    -------   ------------   ------------    -----------   ----------
Balance, March 31, 2004                              9,901,304        990        780,684   (    151,117)  (    823,932)  ( 193,375)
Net loss for the three months ended June 30, 2004            -          -              -              -   (     86,776)  (  86,776)
                                                    ----------    -------   ------------   ------------    -----------  -----------
Balance, June 30, 2004                               9,901,304   $    990  $     780,684  $(    151,117) $(    910,708) $( 280,151)
                                                    ==========    =======   ============   =============   ===========  ===========

Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger. (Note 1)


                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note 1        Nature and Continuance of Operations
              ------------------------------------

              Azul Studios International Inc. (the "Company") was incorporated on September 23, 1996 under the laws of the State of Texas as Alvin Consulting Inc. On July 15, 1999 the shareholders of the Company approved a merger with a newly incorporated company in the State of Washington, and the surviving company, Realty Technologies Inc. operates under the laws of the State of Washington. On August 12, 1999 shareholders of the Company approved an amendment to the articles of the Company changing its name to Equinta Corp. On April 10, 2000 the shareholders of the Company approved a change to the articles of the Company changing its name to Courier Corps Inc. On May 16, 2000 the shareholders the Company approved a change in the name of the Company to eCourierCorps Inc. On March 12, 2004, the Company changed its name to Azul Studios International Inc. and adopted a business plan to develop a group of boutique hotels catering to the professional photographers and film artists. Currently, the Company has no business operations or source of revenue.

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("SFAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to June 30, 2004. Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

              These financial statements have been prepared on a going concern basis. As at June 30, 2004, the Company has a working capital deficiency of $285,783. Of the company's current liabilities, $301,836 are due to stockholders, officers and affiliates and accordingly, the working capital for trade creditors is $16,053. As at June 30, 2004, the Company has accumulated a deficit of $1,061,825 since inception. Management believes that its expected financing will be provided by existing stockholders. There can be no assurance that additional funding will be available on acceptable terms, if at all. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 2        Basis of Presentation
              ---------------------

              The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles of the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. These interim financial statements should be read in conjunction with the audited financial statements for the years ended March 31, 2004 and 2003 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on August 12, 2004.

Note 3        Capital Assets
              --------------

                                                                                                    March 31,
                                                              June 30, 2004                            2004
                                             -------------------------------------------------    ---------------
                                                               Accumulated
                                                  Cost         Depreciation         Net                Net
                                             ---------------- --------------- ----------------    ---------------
            Computer equipment               $      17,167    $      13,990   $       3,177       $       3,503
            Computer software                          544              475              69                  79
            Office equipment                         2,778            2,132             646                 799
            Office furniture                         3,772            2,032           1,740               4,801
                                              ------------     ------------    ------------        ------------
                                             $      24,261    $      18,629   $       5,632       $       9,182
                                              ============     ============    ============        ============

              During the three months ended June 30, 2004, the Company disposed of office furniture for $708 of trade debt outstanding, resulting in a loss of $2,217.

Note 4        Loans Payable to Stockholders
              -----------------------------

              During the three months ended June 30, 2004, the Company received additional loans from a stockholder totalling $102,000.

              During the three months ended June 30, 2004, $70,000 due to a stockholder that was previously included in accounts payable was reclassified as a loan from that stockholder.

              As at June 30, 2004, the loans payable to stockholders are unsecured, non-interest bearing and have no specific terms of repayment.

Note 5        Capital Stock
              -------------

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

              In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 250,000 shares of common stock at $0.25 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. At June 30, 2004, 31,250 of these options were exercisable.

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

Note 6        Related Party Transactions
              --------------------------

              a) Amounts paid or accrued to directors, former directors and related companies or companies in which a director is a partner or associate are as follows:

                                                                                       Three Months ended
                                                                                            June 30,
                                                                                     2004              2003
                                                                                     ----              ----
                 Accounting fees                                               $        4,577    $        6,103
                 Consulting fees                                                       18,000            20,000
                 Investor relation fees                                                12,000                 -
                 Legal fees                                                             6,000             4,000
                 Office, telephone and miscellaneous                                    7,544             2,530
                                                                                -------------     -------------
                                                                               $       48,121    $       32,633
                                                                                =============     =============

                  These charges are measured by the exchange amount which is the amount agreed upon by the transacting parties.

              b) Included in accounts payable and accrued liabilities as at June 30, 2004 is $26,585 (March 31, 2004: $86,550) due to a
                  director of the Company and a company controlled by a former director of the Company.

              c) Amounts due to related parties are owing to stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

Note 8        Subsequent Events
              -----------------

              Subsequent to June 30, 2004:
a)                The  Company   received   additional  loans  proceeds  from  a
                  stockholder totalling $75,000. The loans are non-interest bearing, unsecured and have no specific terms of repayment.

b) On July 12, 2004 the Company approved the incorporation of Azul Studios Properties SL as a wholly-owned subsidiary to hold the property that the company intends to acquire in Spain and to operate the Azul Studios facility to be developed in that country.

c) On July 12, 2004 the Board of Directors of the Company approved the formation of an advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 100,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at a price of $0.25 per share. Since the formation of the Advisory Board, the Company has engaged a professional architect in Ibiza Spain and a professional photographer for the Board. The vesting period on the options commences the date of the initial meeting of the advisory Board.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

BUSINESS  DEVELOPMENT

During the quarter and to date the Company has continued to devote its efforts into establishing a new business comprised of developing boutique hotels in select locations in the world catering to the professional photographer or film artist. The company has been securing equity and debt financing and has been viewing a number of properties in Ibiza, Spain. To date, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company secures and redevelops it's initial property. Cash flows generated from financing activities are the current focus of the Company's efforts.

During the quarter ended June 30, 2004 and to date, the primary source of capital has been loans from existing shareholders. It is management's intention to secure additional debt and equity financings by way of securing a conventional mortgage on the property it is planning on acquiring, debt from shareholders and through private placements of the Company's common stock.

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

On July 12, 2004 the Company approved the incorporation of Azul Studios Properties SL as a wholly-owned subsidiary to hold the property that the company intends to acquire in Spain and to operate the Azul Studios facility to be developed in that country.

In addition the Board of Directors of the Company approved the formation of an advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 100,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at a price of $0.25 per share. Since the formation of the Advisory Board, the Company has engaged a professional architect in Ibiza Spain and a professional photographer for the Board. The vesting period on the options commences the date of the initial meeting of the advisory Board.

FINANCIAL  RESULTS

During the quarter ended June 30, 2004 the Company incurred a loss of $86,776, compared with a loss of $47,066 in the quarter ended June 30, 2003. This increase in the net loss reflects primarily the costs associated with the Company's growing efforts in seeking investment capital and in developing the

Azul business initiative. The increase in the Company's expenses is also associated with the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC.

The funding of operations during the quarter were comprised of loans provided to the Company by existing shareholders in the amount of $102,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at June 30, 2004, the Company had $36,059 in cash, as compared with $5,241 in cash at March 31, 2004. The increase was due to loans provided by existing shareholders. At June 30, 2004, the Company had a working capital deficiency of $285,783. However, $301,836 of the company's current liabilities were composed of amounts due to stockholders, officers and affiliates. Accordingly the net positive working capital excluding amounts due to affiliates and existing stockholders was $16,053.

The Company is currently in the process of structuring a financing package for the development of its initial project comprised of a combination of debt and equity, to commence operations in Ibiza Spain.


Item 3.    Controls and Procedures

Management, including the Company's President, Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this report. Based upon that evaluation, the management concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II         OTHER INFORMATION

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

Item 2.    Change in Securities

In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 250,000 shares of common stock at $0.25 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. During the quarter ended June 30, 2004, 31,250 of these options became exercisable.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No.       Descriptions
-----------       --------------------------------------------------------------
31.1              Certification of Chief Executive officer  pursuant  to Section
                  302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2              Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


B. Reports on Form 8-K

On April 20, 2004, the Company filed a report on Form 8-K, in which the Company reported under Item 5 that Mr. Michael Lorenz was appointed to fill a vacancy on the Board of Directors. The Company also reported that the board of directors were presented with a business plan for the development of a business entitled Azul Studios. The business plan envisions developing a group of boutique hotels catering to the professional photographer and film artist. Pending a satisfactory due diligence review of the plan, the Board of Directors agreed to pass a resolution to adopt the business plan as the business of the Company, and to change the name of the Company to "Azul Studios International Inc." The company reported that the business plan was adopted as presented and the name change was approved by the State of Washington.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Azul Studios International Inc.


                                         By:/s/ James Vandeberg
                                            ----------------------
                                            James Vandeberg
                                            President & Director

                                            Date: September 29, 2004