Form 10QSB
period 2004-09-30
AZUL STUDIOS INTERNATIONAL INC.
filed 2005-01-07
CIK 1267391

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
              ----------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
            --------------------------------------------------------

                        Commission file number 000-50468
            --------------------------------------------------------

                         Azul Studios International Inc.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Washington                                        98-0206033
 -------------------------------------      -----------------------------------
  (State or other jurisdiction of                      (IRS Employer
   incorporation or organization)                    Identification No.)

                22344 NE 31st Street, Sammamish, Washington 98074
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 910-2687
               --------------------------------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 14, 2004, 11,152,164 Shares of common stock, $0.0001 par value, were outstanding.

Transitional small business disclosure format  (check one):  Yes [   ]   No [X]

                         AZUL STUDIOS INTERNATIONAL INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2004

                                      INDEX

PART I         FINANCIAL INFORMATION.................................................................................1

Item 1.        Financial Statements..................................................................................1
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations................11
Item 3.        Controls and Procedures..............................................................................12

PART II        OTHER INFORMATION....................................................................................12

Item 1.        Legal Proceedings....................................................................................12
Item 2.        Change in Securities.................................................................................12
Item 3.        Defaults upon Senior Securities......................................................................13
Item 4.        Submission of Matters to a Vote of Security Holders..................................................13
Item 5.        Other Information....................................................................................13
Item 6.        Exhibits and Reports on Form 8-K.....................................................................13

PART I          FINANCIAL INFORMATION

Item 1.    Financial Statements




                         Azul Studios International Inc.

                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

                             (Stated in US Dollars)

                                   (Unaudited)
                                   -----------

                             SEE ACCOMPANYING NOTES
                         Azul Studios International Inc.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                      September 30, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                    September 30,         March 31,
                                      ASSETS                                            2004                2004
                                      ------                                            ----                ----
Current
   Cash                                                                           $        48,580    $         5,241
   Prepaid expenses                                                                         5,945                  -
                                                                                    -------------        -----------
                                                                                           54,525              5,241
Capital assets - Note 3                                                                     5,127              9,182
                                                                                    -------------        -----------
                                                                                  $        59,652    $        14,423
                                                                                    =============        ===========

                                   LIABILITIES
                                   -----------
Current
   Accounts payable and accrued liabilities - Note 6                              $        32,180    $       104,648
   Due to related parties - Note 6                                                          1,155              1,155
   Loans payable to stockholders - Notes 4, 5 and 6                                        70,000            101,995
                                                                                     ------------        -----------
                                                                                          103,335            207,798
                                                                                     ------------        -----------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------
Preferred Stock, $0.0001 par value
  20,000,000 shares authorized; none issued                                                     -                  -
Common stock, $0.0001 par value - Note 5
  100,000,000 shares authorized
  Issued shares: September 30, 2004: 11,152,164 ; March 31, 2004: 9,901,304                 1,115                990
Additional paid-in capital                                                              1,093,274            780,684
Deficit accumulated during the prior development stage                              (     151,117)     (     151,117)
Deficit accumulated during the development stage                                    (     986,955)     (     823,932)
                                                                                     ------------        ------------
                                                                                    (      43,683)     (     193,375)
                                                                                     ------------        ------------
                                                                                  $        59,652    $        14,423
                                                                                     ============        ============


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
     for the three months and six months ended September 30, 2004 and 2003, and for the period April 1, 2000 (Date of Commencement of Development Stage)
                  to September 30, 2004 (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                             April 1, 2000
                                                                                                             (Date of Com-
                                                                                                             mencement of
                                                                                                             Development
                                                    Three months ended                 Six months ended       Stage) to
                                                       September 30,                     September 30,       September 30,
                                                   2004             2003           2004             2003           2004
                                                   ----             ----           ----             ----           ----
Expenses
   Advertising and promotion                  $       4,507  $       1,069   $      6,064  $        5,291   $       33,430
   Audit and accounting fees - Note 6                 7,796          7,019         16,073          13,122           70,476
   Bank charges and interest                            308             36            614              76           83,373
   Consulting fees - Note 6                          21,500         30,000         48,500          50,000          402,281
   Depreciation                                         505            778          1,130           1,666           19,694
   Investor relations and marketing fees - Note 6    12,090              -         30,225               -           54,725
   Legal fees - Note 6                                7,806          6,067         16,306          10,067           56,323
   Office, telephone and miscellaneous - Note 6      15,186         10,380         26,952          17,390          113,089
   Software research and development                      -              -              -               -           66,410
   Transfer agent fees                                2,115            475          2,430             675            5,425
   Travel                                             4,434            607         12,512           5,210           76,243
                                                -----------     ----------     ----------      ----------        ---------
Loss before other items                              76,247         56,431        160,806         103,497          981,469
                                                -----------     ----------     ----------      ----------        ---------
Other items:
   Write-off of intangible assets                         -              -              -               -       (    1,325)
   Loss on disposal of capital assets - Note 3            -              -     (    2,217)              -       (    2,217)
   Loss on foreign exchange                               -              -              -               -       (    1,944)
                                                 ----------     ----------     ----------      ----------         ---------
                                                          -              -              -               -       (    5,486)
                                                 ----------     ----------     ----------      ----------         ---------
Net loss for the period                       $  (   76,247) $  (   56,431)  $  ( 163,023) $  (   103,497)  $  (   986,955)
                                                 ==========     ==========     ==========      ==========         =========
Basic and diluted loss per share              $  (     0.01) $  (     0.01)  $  (    0.02) $  (      0.01)
                                                 ==========     ==========     ==========      ==========
Weighted average number of shares outstanding
 for the period                                   9,914,900      9,751,304      9,908,139       9,351,850
                                                 ==========      =========     ==========      ==========


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the six months ended September 30, 2004 and 2003,
  and for the period April 1, 2000 (Date of Commencement of Development Stage)
                              to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                  ------------

                                                                                                  April 1, 2000
                                                                                                  (Date of Com-
                                                                                                  mencement of
                                                                                                   Development
                                                                     Six months ended               Stage) to
                                                                      September 30,               September 30,
                                                                  2004              2003               2004
                                                                  ----              ----               ----
Cash flows used in Operating Activities
  Net loss for the period                                  $  (     163,023)  $  (     103,497) $  (     986,955)
  Add items not involving cash:
   Depreciation                                                       1,130              1,666            19,694
   Write-off of intangible assets                                         -                  -             1,325
   Loss on disposal of capital assets                                 2,217                  -             2,217
  Changes in non-cash working capital items related to
   operations:
   Prepaid expenses                                           (       5,945)                 -     (       5,945)
   Accounts payable and accrued liabilities                   (       1,760)            63,397           277,927
                                                              --------------     -------------     --------------
                                                              (     167,381)     (      38,434)    (     691,737)
                                                              --------------     -------------     --------------
Cash Flows used in Investing Activity
   Acquisition of capital assets                                          -                  -     (      16,447)
                                                              --------------     -------------     --------------
Cash Flows provided by Financing Activities
   Increase in loans payable to stockholders                        210,720              5,000           363,496
   Increase in convertible debenture                                      -                  -           278,114
   Proceeds from common stock subscriptions                               -             35,000            35,000
                                                              -------------      -------------      -------------
                                                                    210,720             40,000           676,610
                                                              -------------      -------------      -------------

Increase (decrease) in cash during the period                        43,339              1,566     (      31,574)

Cash, beginning of the period                                         5,241                  -            80,154
                                                              -------------      -------------      -------------
Cash, end of the period                                    $         48,580   $          1,566  $         48,580
                                                              =============      =============      =============
Supplementary disclosure of cash flow information
Cash paid for:
     Interest                                              $              -   $              -  $            620
                                                              =============      =============      =============
     Income taxes                                          $              -   $              -  $              -
                                                              =============      =============      =============

Non-cash transactions - Notes 3, 4 and 5

                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
  for the period September 23, 1996 (Date of Inception) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                                 Deficit
                                                                                               Accumulated   Deficit
                                                                                             During prior to Accumulated
                                                                 Common Shares     Additional  Development   During the
                                                              -------------------- Paid-in         Stage     Development
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

                                                                                                                       .../Cont'd.


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
for the period September  23, 1996 (Date of Inception) to September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                       Continued

<caption>                                                                                       Deficit
                                                                                               Accumulated   Deficit
                                                                                             During prior to Accumulated
                                                                 Common Shares     Additional  Development   During the
                                                              -------------------- Paid-in         Stage     Development
                                                              Number     Par Value  Capital       (Note 1)   Stage          Total
                                                              ------     ---------  -------       --------   -----          -----
Balance, March 31, 2000 (forward)                           5,146,500         515      3,008     ( 151,117)       -     ( 147,594)
Net loss for the year ended March 31, 2001                          -           -          -             - (432,637)    ( 432,637)
                                                           ----------   ----------  ---------    --------- ---------    ----------
Balance, March 31, 2001                                     5,146,500         515      3,008     ( 151,117)(432,637)    ( 580,231)
Net loss for the year ended March 31, 2002                          -           -          -             - (105,220)    ( 105,220)
                                                           ----------   ----------  ---------    --------- ---------    ----------
Balance, March 31, 2002                                     5,146,500         515      3,008     ( 151,117)(537,857)    ( 685,451)
Capital stock subscribed pursuant to debt settlement
agreements                                                    458,997          46    114,153             -        -       114,199
Capital stock subscribed pursuant to conversion
of debentures                                               2,445,807         244    611,208             -        -       611,452
Net loss for the year ended March 31, 2003                          -           -          -             - ( 54,557)    (  54,557)
                                                           ----------   ----------  --------    ----------  --------    ----------
Balance, March 31, 2003                                     8,051,304         805    728,369     ( 151,117)(592,414)    (  14,357)
Capital stock subscribed at $0.01 per share pursuant
to settlement  of debts agreements                          1,000,000         100      9,900             -        -        10,000
Capital stock subscribed for cash - at $0.05 per share        700,000          70     34,930             -        -        35,000
Capital stock subscribed pursuant to loan settlement agreement,
 valued at $0.05 per share                                    150,000          15      7,485             -        -         7,500
Net loss for the year ended March 31, 2004                          -           -          -             - (231,518)    ( 231,518)
                                                           ----------   ----------  --------    ----------  --------    ----------
Balance, March 31, 2004                                     9,901,304         990    780,684     ( 151,117)(823,932)    ( 193,375)
Capital stock issued to settle stockholder loans            1,250,860         125    312,590             -        -       312,715
Net loss for the six months ended September 30, 2004                -           -          -             - (163,023)    ( 163,023)
                                                           ----------   ----------  --------    ----------  --------    ----------
Balance, September 30, 2004                                11,152,164  $    1,115 $1,093,274  $ ( 151,117)$(986,955) $  (  43,683)
                                                           ==========   ==========  ========    ==========  ========    ==========

Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger (Note 1).


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

Note 1        Nature and Continuance of Operations
              ------------------------------------

              Azul Studios International Inc. (the "Company") was incorporated on September 23, 1996 under the laws of the State of Texas as Alvin Consulting Inc. On July 15, 1999 the shareholders of the Company approved a merger with a newly incorporated company in the State of Washington, and the surviving company, Realty Technologies Inc. operates under the laws of the State of Washington. On August 12, 1999 shareholders of the Company approved an amendment to the articles of the Company changing its name to Equinta Corp. On April 10, 2000 the shareholders of the Company approved a change to the articles of the Company changing its name to Courier Corps Inc. On May 16, 2000 the shareholders the Company approved a change in the name of the Company to eCourierCorps Inc. On March 12, 2004, the Company changed its name to Azul Studios International Inc. and adopted a business plan to develop a group of boutique hotels catering to the professional photographers and film artists. In July, 2004 the Company incorporated Azul Studios Properties S.L., in Barcelona, Spain, a wholly-owned subsidiary to hold the property that the company intends to acquire in Spain and to operate the Azul Studios facility to be developed in that country. The Company has no business operations or source of revenue.

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("SFAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to September 30, 2004. Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

              These financial statements have been prepared on a going concern basis. As at September 30, 2004, the Company has a working capital deficiency of $48,810. Of the company's current liabilities, $92,673 are due to stockholders, officers and affiliates and accordingly, the working capital for trade creditors is $43,863. As at September 30, 2004, the Company has accumulated a total deficit of $1,138,072 since inception and has yet to achieve profitable operations. Management believes that its expected financing will be provided by existing stockholders. There can be no assurance that additional funding will be available on acceptable terms, if at all. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2        Basis of Presentation
              ---------------------

              The accompanying consolidated financial statements include the accounts of Azul Studios International Inc. and its wholly-owned subsidiary Azul Studios Property S.L. All significant intercompany balances and transactions have been eliminated.

Note 2        Basis of Presentation - (cont'd)
              ---------------------

              The accompanying unaudited interim consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles of the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005. These interim financial statements should be read in conjunction with the audited financial statements for the years ended March 31, 2004 and 2003 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission on August 12, 2004.

Note 3        Capital Assets
              --------------

                                                                                                    March 31,
                                                            September 30, 2004                         2004
                                             -------------------------------------------------    ---------------
                                                               Accumulated
                                                  Cost         Depreciation         Net                Net
                                                  ----         ------------         ---                ---
            Computer equipment               $      17,167    $      14,249   $       2,918       $       3,503
            Computer software                          544              482              62                  79
            Office equipment                         2,778            2,182             596                 799
            Office furniture                         3,772            2,221           1,551               4,801
                                               -----------     ------------       ---------          ----------
                                             $      24,261    $      19,134   $       5,127       $       9,182
                                               ===========     ============       =========          ==========

              During the six months ended September 30, 2004, the Company disposed of office furniture for $708 of trade debt outstanding, resulting in a loss of $2,217.

Note 4        Loans Payable to Stockholders  - Note 5
              -----------------------------

              During the three months ended September 30, 2004, the Company received additional loans from a stockholder totalling $108,720.

              During the six months ended September 30, 2004, the Company settled Stockholder loans aggregating $312,715 by the issuance of 1,250,860 units at $0.25 per unit. Each unit is comprised of one share of common stock of the Company and one half warrant. Each warrant entitles the holder to purchase one additional common share of the Company at $0.25 per full share until September 30, 2007.

              As  at  September  30,  2004,  the  remaining  loan  payable  to a
              stockholder  is  unsecured,   non-interest  bearing  and  have  no
              specific terms of repayment.

Note 5        Capital Stock
              -------------

              Changes in Securities
              ---------------------

              During the six months ended September 30, 2004, the Company agreed to issue 1,250,860 shares of Common Stock and 625,430 warrants to settle stockholder loans aggregating $312,715 (Note 4). Each warrant entitles the holder to purchase one additional common share of the Company at $0.25 per share until September 30, 2007. In connection with the issuance, the Company allocated $8,736 of the proceeds to the warrants based on the fair value of $0.014 per warrant. The value of the warrant was determined using the
              Black-Scholes option pricing model with a 0% Volatility, 0% dividend yield, 2.92% risk free rate, and the underlying stock valued at $0.243 per share.

              Stock Option Plan and Stock-based Compensation
              ----------------------------------------------

              In June 2003, the Board of Directors approved a stock option plan for the Company which provides for allocation of options to purchase up to 750,000 common shares of the Company. The Board of Directors also approved the issuance of options to a director to acquire up to 250,000 common shares of the Company at $0.25 per share. The options have a term of ten years expiring in June, 2013. The option plan is subject to approval by the shareholders of the Company.

              In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 250,000 shares of common stock at $0.25 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. At September 30, 2004, 62,500 of these options were exercisable.

              The Company does not record compensation expense on the granting of stock options to employees. In accordance with SFAS No. 123 "Accounting for Stock-based Compensation" disclosure of pro forma net loss and net loss per share is required by determining the fair value of the options using fair value option pricing models. The Company has determined the fair value of vested employee stock options using the minimum value method which does not consider volatility of the Company's share price. Had compensation expenses for the Company's stock option plan been determined based on the minimum value method at the date the stock purchase options were granted there would be no effect on pro forma loss.

              The fair value for these stock options was estimated at the grant date using the following weighted average assumptions:

                  Expected volatility                                       0%
                  Dividend yield                                            0%
                  Weighted average expected life of stock options       10 yrs
                  Risk-free interest rate                                4.04%

Note 5        Capital Stock - (cont'd)
              -------------

              Stock Option Plan and Stock-based Compensation - (cont'd)
              -----------------------------------------------

              During the six months ended September 30, 2004, the Board of Directors of the Company approved the formation of an advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 100,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at a price of $0.25 per share. The vesting period on the options commences the date of the initial meeting of the Advisory Board. The Company considers it appropriate to measure the fair value of the options using the stock price and other measure assumptions on the date of the initial meeting of the Advisory Board. As of September 30, 2004, no such meeting has been held, and the options have not been valued.

Note 6        Related Party Transactions
              --------------------------

              a) Amounts paid or accrued to directors of the Company, former directors of the Company and related companies in which a director is a partner or associate are as follows:

                                                                                        Six Months ended
                                                                                         September 30,
                                                                                     2004              2003
                                                                                     ----              ----
                  Accounting fees                                              $       10,423    $       11,622
                  Consulting fees                                                      36,000            50,000
                  Investor relation fees                                               24,000                 -
                  Legal fees                                                           12,000            10,000
                  Office, telephone and miscellaneous                                  13,934             7,104
                                                                                -------------      ------------
                                                                               $       96,357    $       78,726
                                                                                =============      ============

                  These charges are measured by the exchange amount which is the amount agreed upon by the transacting parties.

              b) Included in accounts payable and accrued liabilities as at September 30, 2004 is $21,518 (March 31, 2004: $86,550) due to
                  a director of the Company, a company in which a director is an associate and a former director of the Company.

              c)  Amounts  due to  related  parties of $1,155  (March 31,  2004:
                  $1,155) are owing to a stockholder and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

              d)  Loans  payable to a  stockholder  of $70,000 (March  31, 2004:
                  $101,995) are non-interest bearing, unsecured and have no specific terms of repayment.

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

BUSINESS  DEVELOPMENT

During the quarter and to date the Company has continued to devote its efforts into establishing a new business comprised of developing boutique hotels in select locations in the world catering to the professional photographer or film artist. The company has been focused upon securing equity and debt financing and has viewed a number of properties in Ibiza, Spain. To date, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company secures and redevelops it's initial property. Cash flows generated from financing activities are the current focus of the Company's efforts.

During the quarter ended September 30, 2004 and to date, the primary source of capital has been loans from existing shareholders. It is management's intention to secure additional debt and equity financings by way of securing a conventional mortgage on the property it is planning on acquiring, debt from shareholders and through private placements of the Company's common stock.

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

In July 2004 the Company incorporated Azul Studios Properties SL, in Barcelona, Spain, a wholly-owned subsidiary to hold the property that the company intends to acquire in Spain and to operate the Azul Studios facility to be developed in that country.

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

FINANCIAL  RESULTS

During the six months ended September 30, 2004 the Company incurred a loss of $163,023, compared with a loss of $103,497 for the corresponding period of the prior fiscal year. This increase in the net loss reflects primarily the costs associated with the Company's growing efforts in seeking investment capital and in developing the Azul business initiative. The Company's expenses incurred during this period include the incorporation and administrative costs of its wholly-owned subsidiary Azul Studios Property, S.L. The increase in the Company's expenses is also associated with the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC.

The funding of operations during the six months ended September 30, 2004 were comprised of loans provided to the Company by existing shareholders in the amount of $210,720.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at September 30, 2004, the Company had $48,580 in cash, as compared with $5,241 in cash at March 31, 2004. The increase was due to loans provided by existing shareholders. At September 30, 2004, the Company had a working capital deficiency of $48,810. However, $92,673 of the company's current liabilities were composed of amounts due to stockholders, officers and affiliates. Accordingly the net positive working capital excluding amounts due to affiliates and existing stockholders was $43,863.

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

Item 2.    Change in Securities

In September, 2004, the Company settled Stockholder loans aggregating $312,715 by the issuance of 1,250,860 units at $0.25 per unit. Each unit is comprised of one share of common stock of the Company and one half warrant. Each warrant entitles the holder to purchase one share of the Company's Common Stock at $0.25 per share. The warrants expire in three years. The issuances were exempt under Regulation S of the Securities Act of 1933.

In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 250,000 shares of common stock at $0.25 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March 2014. As of September 30, 2004, 62,500 of these options were exercisable.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit No.       Descriptions
-----------       ------------

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

None.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Azul Studios International Inc.


                                                 By:/s/  James Vandeberg
                                                 -------------------------------
                                                         James Vandeberg
                                                         President & Director

                                                         Date: January 6, 2005