Form 10QSB
period 2004-12-31
AZUL STUDIOS INTERNATIONAL INC.
filed 2006-06-26
CIK 1267391

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
              ----------------------------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
            --------------------------------------------------------

                        Commission file number 000-50468
            --------------------------------------------------------

                         Azul Studios International Inc.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Washington                                   98-0206033
----------------------------------------     ----------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 31, 2006, 32,423,628 Shares of common stock, $0.0001 par value, were outstanding.

Transitional small business disclosure format  (check one):   Yes [   ]  No [X]

                         AZUL STUDIOS INTERNATIONAL INC.

                                   FORM 10-QSB

                                DECEMBER 31, 2004

                                      INDEX


PART I         FINANCIAL INFORMATION..........................................3

Item 1.        Financial Statements...........................................3

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................14

Item 3.        Controls and Procedures.......................................15

PART II        OTHER INFORMATION.............................................15

Item 1.        Legal Proceedings.............................................15

Item 2.        Change in Securities..........................................16

Item 3.        Defaults upon Senior Securities...............................16

Item 4.        Submission of Matters to a Vote of Security Holders...........16

Item 5.        Other Information.............................................16

Item 6.        Exhibits and Reports on Form 8-K..............................17

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements




                         Azul Studios International Inc.

                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)

                         Azul Studios International Inc.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                      December 31, 2004 and March 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                      December 31,        March 31,
                                                     ASSETS                               2004               2004
                                                     ------                               ----               ----
Current
    Cash                                                                            $         5,256   $         5,241
    Prepaid expenses                                                                            594                 -
                                                                                    ---------------   ---------------

                                                                                              5,850             5,241
Equipment - Note 3                                                                            1,963             9,182
                                                                                    ---------------   ---------------

                                                                                    $         7,813   $        14,423
                                                                                    ===============   ===============

                                                   LIABILITIES
                                                   -----------
Current
    Accounts payable and accrued liabilities - Notes 6 and 7                        $       123,254   $       104,648
    Due to related parties - Notes 6 and 7                                                    5,821             1,155
    Loans payable to stockholders - Notes 4 and 5                                                 -           101,995
                                                                                    ---------------   ---------------

                                                                                            129,075           207,798
                                                                                    ---------------   ---------------

                                             STOCKHOLDERS' DEFICIENCY
                                             ------------------------
Preferred Stock, $0.0001 par value
                      shares authorized; none issued                                              -                 -

              20,000,000
Common stock, $0.0002 par value - Notes 4, 5 and 7
                      shares authorized

              50,000,000
                      shares issued (March 31, 2004: 4,950,652)                                 558               495

              5,576,082
Additional paid-in capital                                                                1,093,831           781,179
Deficit accumulated during the prior development stage                                     (151,117)         (151,117)
Deficit accumulated during the development stage                                         (1,064,534)         (823,932)
                                                                                    ---------------   ---------------

                                                                                           (121,262)         (193,375)
                                                                                    ---------------   ---------------

                                                                                    $         7,813   $        14,423
                                                                                    ===============   ===============

                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  for the three and nine months ended December
           31, 2004 and 2003 and for the period April 1, 2000 (Date of
             Commencement of Development Stage) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                              April 1, 2000
                                                                                                               (Date of
                                                                                                              Commencement
                                                                                                             of Development
                                                Three months ended              Nine months ended              Stage) to
                                                   December 31,                    December 31,               December 31,
                                               2004             2003         2004              2003              2004
                                               ----             ----         ----              ----              ----
Expenses
  Advertising and promotion                 $     5,540   $      894   $       11,604    $        6,185   $         38,970
  Amortization                                      478          737            1,608             2,403             20,172
  Audit and accounting fees - Note 6              7,321        9,616           23,394            22,738             77,797
  Bank charges and interest                         277        8,317              891             8,393             83,650
  Consulting fees - Note 6                       24,700       18,750           73,200            68,750            426,981
  Investor relations and marketing fees
  - Note 6                                       12,365       12,000           42,590            12,000             67,090
  Legal fees - Note 6                             6,000        6,208           22,306            16,275             62,323
  Office, telephone and miscellaneous
  - Note 6                                       16,988       11,098           43,940            28,488            130,077
  Software research and development                   -            -                -                 -             66,410
  Transfer agent fees                                 -          205            2,430               880              5,425
  Travel                                          1,607          972           14,119             6,182             77,850
                                           -------------- ------------   --------------    --------------   ----------------

Loss before other items                          75,276       68,797          236,082           172,294          1,056,745
                                            ------------- ------------   --------------    --------------   ----------------

Other items:
  Write-off of equipment - Note 3                (2,686)           -           (2,686)                -             (4,011)
  Loss on disposal of equipment
   - Note 3                                           -            -           (2,217)                -             (2,217)
   Loss on foreign exchange                         383            -              383                 -             (1,561)
                                            ------------- ------------   --------------    --------------   ----------------

                                                 (2,303)           -           (4,520)                -             (7,789)
                                            ------------- ------------   --------------    --------------   ----------------

Net loss for the period                     $   (77,579)  $  (68,797)  $     (240,602)   $     (172,294)  $     (1,064,534)
                                            ============= ============   ==============    ==============   ================

Basic and diluted loss per share            $     (0.01)  $    (0.01)  $        (0.05)   $        (0.04)
                                            ============= ============   ==============    ==============

Weighted average number of shares
outstanding for the period                    5,576,082     4,880544        5,162,161         4,744,380
                                            ============= ============   ==============    ==============

                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the nine months ended December 31,
                 2004 and 2003, and for the period April 1, 2000
                   (Date of Commencement of Development Stage)
                              to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                 April 1, 2000
                                                                                                   (Date of
                                                                                                  Commencement
                                                                                                 of Development
                                                                   Nine months ended                Stage) to
                                                                      December 31,                December 31,
                                                                  2004              2003              2004
                                                                  ----              ----              ----
Cash flows used in Operating Activities
 Net loss for the period                                   $      (240,602) $       (172,294) $      (1,064,534)
 Add items not involving cash:
  Amortization                                                       1,608             2,403             20,172
  Write-off of equipment                                             2,686                 -              4,011
  Loss on disposal of equipment                                      2,217                 -              2,217
Changes in non-cash working capital items related to
operations:
  Prepaid expenses                                                    (594)                -               (594)
  Accounts payable and accrued liabilities                          19,314            79,656            299,001
                                                           ----------------  ----------------  -----------------

                                                                  (215,371)          (90,235)          (739,727)
                                                           ----------------  ----------------  -----------------

Cash Flows used in Investing Activity
  Acquisition of capital assets                                          -                 -            (16,447)
                                                           ----------------  ----------------  -----------------

Cash Flows provided by Financing Activities
  Increase in amounts due to related parties                         4,666                 -              4,666
  Increase in loans payable to stockholders                        210,720            57,620            363,496
  Increase in convertible debenture                                      -                 -            278,114
  Proceeds from common stock subscriptions                               -            35,000             35,000
                                                           ----------------  ----------------  -----------------

                                                                   215,386            92,620            681,276
                                                           ----------------  ----------------  -----------------

Increase (decrease) in cash during the period                           15             2,385            (74,898)

Cash, beginning of the period                                        5,241                 -             80,154
                                                           ----------------  ----------------  -----------------

Cash, end of the period                                    $         5,256  $          2,385  $           5,256
                                                           ================  ================  =================

Supplementary disclosure of cash flow information
  Cash paid for:
   Interest                                                $             -  $            620  $            620
                                                           ================  ================  =================

Non-cash transactions - Notes 3, 4 and 5


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF
                STOCKHOLDERS' DEFICIENCY for the period September
                23, 1996 (Date of Inception) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                          Deficit
                                                                                         Accumulated     Deficit
                                                                                         During prior  Accumulated
                                                              Note 5          Additional  Development   During the
                                                           Common Shares       Paid-in      Stage      Development
                                                     ----------------------
                                                        Number    Par Value    Capital    (Note 1)       Stage         Total
                                                        ------    ---------    -------    --------       -----         -----
Stock issued for cash       - at $0.20 per share          500    $       -   $     100  $       -   $           -  $        100
Cash contributed by a director                              -            -         100          -               -           100
Additional paid-in capital for
organizational  expenses incurred
by a director on behalf of the Company                      -            -         972          -               -           972
Stock issued for "The Source" license
at fair market value of
                            - at $0.002 per share     522,750           52         993          -               -         1,045
Net loss for the period                                     -            -           -          -               -             -
                                                   ------------- ---------- ----------- ----------  ------------- --------------

Balance, March 31, 1997                               523,250           52       2,165          -               -         2,217
Cash contributed by a director                              -            -         100          -               -           100
Stock issued for "Humates" license
at a fair market value of
                            - at $0.002 per share      50,000            5          95          -               -           100
Additional paid-in capital for organizational
expenses incurred by a director on behalf of the Company    -            -         346          -               -           346
Net loss for the year ended March 31, 1998                  -            -           -          -               -             -
                                                   ------------- ---------- ----------- ----------  ------------- --------------

Balance, March 31, 1998                               573,250           57       2,706          -               -         2,763
Additional paid-in capital for organizational
expenses incurred by a director on behalf of the Company    -            -         160          -               -           160
Net loss for the year ended March 31, 1999                  -            -           -          -               -             -
                                                   ------------- ---------- ----------- ----------  ------------- --------------

Balance, March 31, 1999                               573,250           57       2,866          -               -         2,923
Capital stock issued for cash at $0.0002 per share  3,000,000          300         300          -               -           600
Cancelled shares                                   (1,000,000)        (100)        100          -               -             -
Net loss for the year ended March 31, 2000                  -            -           -   (151,117)              -      (151,117)
                                                   ------------- ---------- ----------- ----------  ------------- --------------

Balance, March 31, 2000                             2,573,250          257       3,266   (151,117)              -      (147,594)

                                                                 .../Cont'd.

                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                            CONSOLIDATED STATEMENT OF
                STOCKHOLDERS' DEFICIENCY for the period September
                23, 1996 (Date of Inception) to December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                        Deficit
                                                                                       Accumulated       Deficit
                                                                                       During prior    Accumulated
                                                           Note 5           Additional  Development     During the
                                                         Common Shares       Paid-in      Stage         Development
                                                  ------------------------
                                                     Number      Par Value    Capital    (Note 1)          Stage         Total
                                                     ------      ---------    -------    --------          -----         -----
Balance, March 31, 2000 (forward)                   2,573,250         257        3,266   (151,117)              -      (147,594)
Net loss for the year ended March 31, 2001                  -           -            -          -        (432,637)     (432,637)
                                                 -------------- -----------  ---------- ----------   ------------- --------------

Balance, March 31, 2001                             2,573,250         257        3,266   (151,117)       (432,637)     (580,231)
Net loss for the year ended March 31, 2002                  -           -            -          -        (105,220)     (105,220)
                                                 -------------- ----------- ----------- ----------   ------------- --------------

Balance, March 31, 2002                             2,573,250         257        3,266   (151,117)       (537,857)    (685,451)
Capital stock subscribed pursuant to debt
settlement agreements                                 229,499          23      114,176          -               -       114,199
Capital stock subscribed pursuant to
conversion of debentures                            1,222,903         122      611,330          -               -       611,452
Net loss for the year ended March 31, 2003                  -           -            -          -         (54,557)      (54,557)
                                                 -------------- ----------- ----------- ----------   ------------- --------------

Balance, March 31, 2003                             4,025,652         402      728,772   (151,117)       (592,414)      (14,357)
Capital  stock  subscribed  at $0.02 per
share  pursuant  to debt settlement agreements        500,000          50        9,950          -               -        10,000
Capital stock subscribed for cash
- at $0.10 per share                                  350,000          35       34,965          -               -        35,000
Capital stock subscribed pursuant to
debt settlement agreement, valued
- at $0.10 per share                                   75,000           8        7,492          -               -         7,500
Net loss for the year ended March 31, 2004                  -           -            -          -        (231,518)     (231,518)
                                                 -------------- ----------- ----------- ----------   ------------- --------------

Balance, March 31, 2004                             4,950,652         495      781,179   (151,117)       (823,932)     (193,375)
Capital  stock and warrants  issued
pursuant to debt  settlement agreement
- Note 5      - at $0.50 per share                    625,430          63      312,652          -               -       312,715
Net loss for the three months ended
December 31, 2004                                           -           -            -          -        (240,602)     (240,602)
                                                 -------------- ----------- ----------- ----------   ------------- --------------

Balance, December 31, 2004                          5,576,082   $     558  $ 1,093,831 $ (151,117)  $  (1,064,534)  $  (121,262)
                                                 ============== =========== =========== ==========   ============= ==============


 Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger(Note 1).

                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Azul Studios International Inc. (the "Company") was incorporated on September 23, 1996 under the laws of the State of Texas as Alvin Consulting Inc. On July 15, 1999, the stockholders of the Company approved a merger with a newly incorporated company in the State of Washington and the surviving company, Realty Technologies Inc., operates under the laws of the State of Washington. On August 12, 1999 stockholders of the Company approved an amendment to the articles of the Company changing its name to Equinta Corp. On April 10, 2000, the stockholders of the Company approved a change to the articles of the Company changing its name to Courier Corps Inc. On May 16, 2000, the stockholders the Company approved a change in the name of the Company to eCourierCorps Inc. On March 12, 2004, the Company changed its name to Azul Studios International Inc. and adopted a business plan to develop a group of boutique hotels catering to the professional photographers and film artists. In July, 2004 the Company incorporated Azul Studios Properties S.L., in Barcelona, Spain, a wholly-owned subsidiary to hold the property that the Company intends to acquire in Spain and to operate the Azul Studios facility to be developed in that country. The Company also incorporated a wholly-owned corporation, Azul Media Inc., in the State of Washington on March 8, 2005. The Company intends to develop a group of professional photographic studios in select locales around the world. Currently, the Company has no revenue.

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("FAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to December 31, 2004. Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2004, the Company had not yet achieved profitable operations, has accumulated  losses  of  $1,215,651  since  its  inception,  has a working capital deficiency of $123,225 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Azul Studios International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------

Note 2        Basis of Presentation
              ---------------------
              The accompanying consolidated financial statements include the accounts of Azul Studios International Inc. and its wholly-owned subsidiary, Azul Studios Property S.L. All significant intercompany balances and transactions have been eliminated.

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

Note 3        Equipment

                                                                               December 31, 2004
                                                               --------------------------------------------------
                                                                                  Accumulated
                                                                    Cost          Depreciation         Net
            Computer equipment                                 $        17,167  $        17,167   $           -
            Computer software                                              544              489              55
            Office equipment                                             2,778            2,232             546
            Office furniture                                             3,772            2,410           1,362
                                                               ---------------  ---------------   -------------

                                                               $        24,261  $        22,298   $       1,963
                                                               ===============  ===============   =============

                                                                                March 31, 2004
                                                               --------------------------------------------------
                                                                                  Accumulated
                                                                    Cost          Depreciation         Net

            Computer equipment                                 $        17,167  $        13,664   $       3,503
            Computer software                                              544              465              79
            Office equipment                                             3,078            2,279             799
            Office furniture                                             9,700            4,899           4,801
                                                               ---------------  ---------------   -------------

                                                               $        30,489  $        21,307   $       9,182
                                                               ===============  ===============   =============

Azul Studios International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------


Note 3        Equipment - (cont'd)
              ---------

              During the nine months ended December 31, 2004, the Company disposed of office furniture for $708 of trade debt outstanding, resulting in a loss of $2,217. During the same period, the Company also wrote off computer equipment that was impaired and had no market value, resulting in a loss of $2,686.

Note 4        Loans Payable to Stockholders  - Note 5
              -----------------------------

              During the nine months ended December 31, 2004, the Company settled stockholder loans aggregating $312,715 by the issuance of 625,430 units at $0.50 per unit. Each unit is comprised of one share of common stock of the Company and one half warrant. Each warrant entitles the holder to purchase one additional common share of the Company at $0.50 per share until September 30, 2007.

Note 5        Capital Stock
              -------------
              Effective December 30, 2005, the Company reverse split its issued common stock on the basis of one new share for two old shares. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect to the reverse stock splits. Accordingly the issued and outstanding shares of common stock of the Company was reduced from 11,152,164 to 5,576,082, and the Articles of Incorporation of the Company was amended to reduce the authorized shares of common stock of the Company from 100,000,000 to 50,000,000.

              The  retroactive  restatement  of  the  issued  common  shares  is
              required  by  the  Securities  and  Exchange   Commission's  Staff
              Accounting Bulletin, Topic 4c.

              Changes in Securities
              ---------------------
              During the nine months ended December 31, 2004, the Company agreed to issue 625,430 shares of common stock and 312,715 warrants to settle stockholder loans aggregating $312,715 (Note 4). Each warrant entitles the holder to purchase one additional common share of the Company at $0.50 per share until September 30, 2007. In connection with the issuance, the Company allocated $8,736 of the proceeds to the warrants based on the fair value of $0.028 per warrant. The fair value of the warrant was determined using the Black-Scholes option pricing model, assuming a 0% volatility, 0% dividend yield, 2.92% risk free rate, resulting in measurement at minimal value and the underlying stock valued at $0.243 per share.

Azul Studios International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 4
 ---------


Note 5        Capital Stock - (cont'd)
              -------------

              Stock Option Plan and Stock-based Compensation

              In June 2003, the Board of Directors approved a stock option plan for the Company which provides for allocation of options to purchase up to 375,000 common shares of the Company. The Board of Directors also approved the issuance of options to a director to acquire up to 125,000 common shares of the Company at $0.50 per share. The options have a term of ten years expiring in June, 2013. The option plan is subject to approval by the stockholders of the Company.

              In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. At December 31, 2004, 46,875 of these options were exercisable.

              The Company does not record compensation expense on the granting of stock options to employees. In accordance with FAS No. 123 "Accounting for Stock-based Compensation" disclosure of pro forma net loss and net loss per share is required by determining the fair value of the options using fair value option pricing models. The Company has determined the fair value of vested employee stock options using the minimum value method which does not consider volatility of the Company's share price. Had compensation expenses for the Company's stock option plan been determined based on the minimum value method at the date the stock purchase options were granted there would be no effect on pro forma loss.

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

              During the nine months ended December 31, 2004, the Board of Directors of the Company approved the formation of an advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 50,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at a price of $0.50 per share. The vesting period on the options commences on the date of the initial meeting of the Advisory Board. The Company considers it appropriate to measure the fair value of the options using the stock price and other measure assumptions on the date of the initial meeting of the Advisory Board. As of December 31, 2004, no such meeting has been held, and the options have not been valued.

Azul Studios International Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2004
(Stated in US Dollars)
(Unaudited) - Page 5
 ---------


Note 6            Related Party Transactions

              a) Amounts paid or accrued to directors of the Company, former directors of the Company and related companies in which a director is a partner or associate are as follows:

                                                                                       Nine Months Ended
                                                                                          December 31,
                                                                                     2004              2003
                                                                                     ----              ----
                  Accounting fees                                              $       14,944    $       15,263
                  Consulting fees                                                      60,700            68,750
                  Investor relation fees                                               36,000            12,000
                  Legal fees                                                           18,000            16,275
                  Office, telephone and miscellaneous                                  19,300            18,158
                                                                               --------------    --------------

                                                                               $      148,944    $      130,446
                                                                               ==============    ==============

              b) Included in accounts payable and accrued liabilities as at December 31, 2004 is $110,249 (March 31, 2004: $86,550) due to
                  a director of the Company, a company in which a director of the Company is an associate and companies controlled by a former director of the Company.

              c)  Amounts  due to  related  parties of $5,821  (March 31,  2004:
                  $1,155) are owing to stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

Note 7            Subsequent Events - Note 5
                   -----------------

              a) On March 8, 2005, the Company incorporated a wholly-owned corporation, Azul Media Inc., in the State of Washington.

              b) On December 31, 2005, the Company issued 26,847,546 shares at $0.01 per share to settle debts with related parties of the Company, of which $110,149 was included in accounts payable and accrued liabilities and $2,246 was included in due to related parties, at December 31, 2004.

              c) On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company. The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid. The repayment term is not fixed. The loan is secured by other shareholders of the Company to be paid from any proceeds that they may receive upon the sale of their shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes, " "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward- looking statements. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in this Quarterly Report and in other documents we file with the Securities and Exchange Commission.

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

During the quarter ended December 31, 2004 and to date, the primary source of capital has been loans from existing shareholders. It is management's intention to secure additional debt and equity financings by way of securing a conventional mortgage on the property it is planning on acquiring, debt from shareholders and through private placements of the Company's common stock.

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

In addition the Board of Directors of the Company approved the formation of an advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 50,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at a price of $0.50 per share. Since the formation of the Advisory Board, the Company has engaged a professional architect in Ibiza Spain and a professional photographer for the Board. The vesting period on the options commences the date of the initial meeting of the advisory Board. The initial meeting has not taken place at the date of this report.

FINANCIAL  RESULTS

During the nine months ended December 31, 2004 the Company incurred a loss of $240,602, compared with a loss of $172,294 for the corresponding period of the prior fiscal year. This increase in the net loss reflects primarily the costs associated with the Company's growing efforts in seeking investment capital and in developing the Azul business initiative. The Company's expenses incurred during this period include the incorporation and administrative costs of its wholly-owned subsidiary Azul Studios Property, S.L. The increase in the Company's expenses is also associated with the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC.

The funding of operations during the nine months ended December 31, 2004 were comprised of loans provided to the Company by existing shareholders in the amount of $215,386.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at December 31, 2004, the Company had $5,256 in cash, as compared with $5,241 in cash at March 31, 2004. At December 31, 2004, the Company had a working capital deficiency of $123,225. Of the company's current liabilities, $116,070 is due to stockholders, officers and affiliates and accordingly, the working capital deficiency for trade creditors is $7,155. The Company is currently in the process of structuring a financing package for the development of its initial project comprised of a combination of debt and equity, to commence operations in Ibiza Spain.

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

Item 2.    Change in Securities

In September, 2004, the Company settled Stockholder loans aggregating $312,715 by the issuance of 625,430 units at $0.50 per unit. Each unit is comprised of one share of common stock of the Company and one half warrant. Each warrant entitles the holder to purchase one share of the Company's Common Stock at $0.50 per share. The warrants expire in three years. The issuances were exempt under Regulation S of the Securities Act of 1933.

In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March 2014. As of December 31, 2004, 46,875 of these options were exercisable.

Effective December 30, 2005, the Company reverse split its issued common stock on the basis of one new for two old and the Articles of Incorporation of the Company was amended to reduce the authorized shares of common stock of the Company from 100,000,000 to 50,000,000. The number of shares and the share prices referred to in this report have been restated wherever applicable to give retroactive effect on the reverse stock splits.

On December 31, 2005, the Company issued 26,847,546 shares at $0.01 per share to settle debts with related parties of the Company.



Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

           1 for 2 Reverse Split of Authorized Capital & Unregistered Sales of Equity Securities

A. Exhibits

Exhibit No.   Descriptions

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


                                         Azul Studios International Inc.

Date: June 21, 2006                      By:   James Vandeberg
                                               --------------------------
                                               Name: James Vandeberg
                                               Title: President and Director


Date: June 21, 2006                      By:   Michael Lorenz
                                               -------------------------
                                               Name: Michael Lorenz
                                               Title: Director