Form 10KSB
period 2005-03-31
AZUL STUDIOS INTERNATIONAL INC.
filed 2006-06-27
CIK 1267391

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005

[   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

                 For the transition period from _____ to ______

                        Commission file number 000-50468

                         Azul Studios International Inc.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Washington                                    98-0206033
----------------------------------           -----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


                22344 NE 31st Street, Sammamish, Washington 98074
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (206) 910-2687
                           ---------------------------
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

       Securities registered pursuant to Section 12(g) of the Exchange Act

                    Common stock, par value $0.0001 per share
                    -----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer's revenues for its most recent fiscal year: $0

As of May 31, 2006, the aggregated market value of the common stock held by non-affiliates was approximately $324,236 based upon the price at which the common shares were sold in the most recent private placement.

As of May 31, 2006, there were 32,423,628 shares of the Company's common stock issued and outstanding.

                    Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                TABLE OF CONTENTS


PART I......................................................................1

Item 1.  Description of Business............................................1

Item 2.  Description of Property............................................3

Item 3.  Legal Proceedings..................................................3

Item 4.  Submission of Matters to a Vote of Security Holders................3

PART II.....................................................................3

Item 5.  Market for Common Equity and Related Stockholder Matters...........3

Item 6.  Management's Discussion and Analysis or Plan of Operation..........4

Item 7.  Financial Statements...............................................6

Item 8.  Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure......................................21

Item 8A.  Controls and Procedures...........................................21

PART III....................................................................21

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act ..........................21

Item 10.  Executive Compensation............................................22

Item 11.  Security Ownership of Certain Beneficial Owners and
Management and related Stockholder Matters..................................23

Item 12.  Certain Relationships and Related Transactions....................24

Item 13.  Exhibits..........................................................24

Item 14. Principal Accountant Fees and Services.............................24

                                     PART I

Item 1.  Description of Business

Azul Studios International Inc. (the "Company") is a development stage Company incorporated on September 23, 1996 under the laws of the state of Texas. In July 1999 the Company changed its jurisdiction to the State of Washington through a merger agreement with Realty Technologies Inc. (RTI). That business was subsequently renamed to Equinta Corp and sold. The Company then changed the name of the Company to eCourier Corps Inc. (ECC) and commenced the development a business model in the courier business which was subsequently abandoned. In March 2004, the Board of Directors of the Company were presented with a business plan and opportunity to acquire all right, title and interest to a business plan by the name of Azul Studios from a shareholder of the Company. In April 2004 the Board of Directors revised and approved the business plan to be the business of the Company and the Company changed its name to Azul Studios International Inc.

Azul Studios International Inc. plans to develop a group of professional photographic studios, in boutique hotel setting in select locales around the world. The Company will own and operate each location, the first five of which are slated to be acquired and developed in Ibiza, Spain; Eleuthra, Bahamas; New York, New York; Cabo San Lucas, Mexico; and Los Angeles, California. Each studio will be individually designed and set up to best suit the target market in the each location, and each will be suited to the professional photographer and professional film creator.

The fundamental business of the Company is to acquire premium real estate assets and develop the properties as boutique hotels servicing the photography industry. In addition to the planned revenues to be earned by the Company from their resort hotel services for the professional photographer and their staff, the Company plans to have a number of profit centers comprised of the production coordination services and ancillary services that will be provided to the professional photographer and client during their working stay. In addition, each location will be well suited to provide educational services, and each boutique hotel will provide a gallery to showcase photographer's art for sale to the public, and lend itself well to a special type of vacation get away for developing photographers, their subjects and/or professional trainers. Currently, the Company is devoting its efforts into securing sufficient funding to acquire real estate in Ibiza, Spain and to develop that to be it's initial location, for the first Azul Studios boutique hotel. The Company incorporated a wholly owned subsidiary called Azul Studios Property SL in Spain in July 2004. That subsidiary Company has been incorporated to hold the real estate assets in spain, but has not acquired such assets to date.

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

         Fashion Photographer - The Ibiza location will focus upon developing photographers, advertisers and production coordination groups in the fashion industry to become the venue of choice for clothing, jewelry, and beauty products etc. as clients, primarily from the European community.

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

         Upscale Music Videos - Ibiza already represents an icon in the music industry having hundreds of small but very successful studios on island. It therefore is a natural location for the development of film and video creation for that industry that is already established in the area.

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

Photographers: The Company has access to a very large number of photographers through their professional associations, and it is the Company's intention to make that market niche aware of the facilities and services offered by Azul on a regular and recurring basis through direct mail campaigns, internet e-mail marketing, and discounted rates for first time visitors to the facilities. It should also be noted that the facility will provide a venue for clients of Azul Studios to show their works and make them available for sale.

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

Item 2.  Description of Property

The following table sets forth information relating to each of the Company's offices as of March 31, 2005. The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at March 31, 2005 was $1,717.

PRINCIPLE BUSINESS OFFICE
-------------------------

Azul Studios International Inc.
Suite 4500, 601 Union Street,
Seattle, Washington
98101

ADMINISTRATIVE BUSINESS OFFICE
------------------------------

Georgia Corporate Management Ltd
500 - 666 Burrard St.
Vancouver, British Columbia
V6C 3P6


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

None


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

As of May 31, 2006, the Company had 32,423,628 shares of common stock outstanding, par value $0.0001, held by approximately 416 shareholders of record. During the fiscal year ended March 31, 2005, the Company issued unregistered-securities as follows: In September 2004, the Company agreed to issue 625,430 shares of common stock and 312,715 warrants to settle stockholder loans aggregating $312,715. Each warrant entitles the holder to purchase one additional common share of the Company at $0.50 per share until September 30, 2007. In connection with the issuance, the Company allocated $8,736 of the proceeds to the warrants based on the fair value of $0.028 per warrant. The fair value of the warrant was determined using the Black-Scholes option pricing model, assuming a 0% volatility, 0% dividend yield, 2.92% risk-free rate, resulting in measurement at minimal value.

Item 6.  Management's Discussion and Analysis or Plan of Operation


The following is a discussion and analysis of the Company's financial position and results of operation and should be read in conjunction with the information set forth under Item 1 - Description of Business and the consolidated financial statement and notes thereto appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks faced by us described in the Annual Report and in other documents we file with the Securities and Exchange Commission.

GENERAL

The Company is a development stage enterprise and is devoting its efforts into establishing a new business comprised of developing boutique hotels in select locations in the world catering to the professional photographer or film artist. The Company is currently seeking equity and debt financing in order to acquire it's initial property in Ibiza Spain. To date, no operating revenues have been generated. The Company's operations to date have consumed substantial amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company secures and redevelops it's initial property.

During the year ended March 31, 2005 and to date, the primary source of capital has been loans from, and equity sales to, existing shareholders. It is management's intention to secure additional debt and equity financings by way of securing a conventional mortgage on the property it is acquiring, debt from shareholders and through private placements of the Company's common stock.

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

YEAR ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004
----------------------------------------------------

The Company incurred a loss from operations of $298,089 compared to a loss of $231,518 in the previous fiscal year. The current year loss reflects the commencement of business associated with the adoption of the Azul Studios business plan and the execution of that business. The Company is currently actively developing its business plans and accordingly costs are expected to increase significantly in the upcoming fiscal year.

YEAR ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003
----------------------------------------------------

The net loss of the Company increased from $54,557 in 2003 to $231,518 in fiscal year ended March 31, 2004. This increase in net loss reflects the costs associated with the reorganization of the Company, the settlement of its debts for shares and the filing of its audited financial statements and related matters with the Securities and Exchange Commission in the United States, to become a reporting enterprise with the SEC. In addition the costs are associated with the evaluation and adoption of a business for the Company which will be the development of it's boutique hotels for the professional photographer or film artist.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 2005 the Company had a negative working capital balance of $180,466. However of that balance $165,048 is comprised of amounts due to shareholders, officers and affiliates. Accordingly the net working capital deficiency to trade creditors is $15,418. At the date of this report, the working capital deficiency of the Company has decreased to $18,192 after giving effect to a debt settlement on December 31, 2005.

The Company is in the process of taking its securities up to trade on the OTCBB which management believe will facilitate the future financing of the Company, from new and existing shareholders.

Item 7.  Financial Statements





                         Azul Studios International Inc.


                          (A Development Stage Company)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                             (Stated in US Dollars)
                             ----------------------

                                                                 AMISANO HANSON
A PARTNERSHIP OF INCORPORATED PROFESSIONALS
                                                          CHARTERED ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
Azul Studios International Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Azul Studios International Inc. (A Development Stage Company) and its subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years ended March 31, 2005 and 2004 and the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Azul Studios International Inc. (A Development Stage Company) and its subsidiaries as of March 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004 and the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                             "AMISANO HANSON"
March 31, 2006                                           Chartered Accountants

750 West Pender Street, Suite 604,                Telephone: 604-689-0188
Vancouver Canada                                  Facsimile: 604-689-9773
V6C 2T7                                           E-mail:    amishan@telus.net

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2005 and 2004
                             (Stated in US Dollars)
                              --------------------

                                                     ASSETS                               2005               2004
                                                     ------                               ----               ----
Current
    Cash                                                                            $         4,721   $        5,241

Equipment- Note 3                                                                             1,717            9,182
                                                                                    ---------------   --------------

                                                                                    $         6,438   $       14,423
                                                                                    ===============   ==============

                                                  LIABILITIES
                                                  -----------
Current
    Accounts payable and accrued liabilities - Note 7 and 8                         $       180,218   $      104,648
    Due to related parties - Note 7 and 8                                                     4,969            1,155
    Loans payable to stockholders - Note 4 and 5                                                  -          101,995
                                                                                    ---------------   --------------

                                                                                            185,187          207,798
                                                                                    ---------------   --------------

                                            STOCKHOLDERS' DEFICIENCY
                                            ------------------------

Preferred Stock, $0.0001 par value
                      shares authorized; none issued                                              -                -
          20,000,000
Common stock, $0.0001 par value - Notes 4, 5 and 8
                      shares authorized;
          50,000,000
                      shares issued (2004: 4,950,652)                                           558              495
           5,576,082
Additional paid-in capital                                                                1,093,831          781,179
Deficit accumulated during the prior development stage                                     (151,117)        (151,117)
Deficit accumulated during the development stage                                         (1,122,021)        (823,932)
                                                                                    ---------------   --------------

                                                                                           (178,749)        (193,375)
                                                                                    ---------------   --------------

                                                                                    $         6,438   $       14,423
                                                                                    ===============   ==============


Nature and Continuance of Operations - Note 1
Commitments - Note 5
Subsequent Events - Notes 5 and 8

                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended March 31, 2005 and 2004 and
    for the period April 1, 2000 (Date of Commencement of Development Stage)
                                to March 31, 2005
                             (Stated in US Dollars)
                             ----------------------

                                                                                                           April 1, 2000
                                                                                                             (Date of
                                                                                                           Commencement
                                                                                                          of Development
                                                                                Years ended                  Stage) to
                                                                                 March 31,                   March 31,
                                                                           2005              2004              2005
                                                                           ----              ----              ----
Expenses
    Advertising and promotion                                       $        14,342    $        6,564   $         41,708
    Amortization                                                              1,854             3,097             20,418
    Audit and accounting fees - Note 7                                       31,394            32,964             85,797
    Bank charges and interest                                                 1,011             8,501             83,770
    Consulting fees - Note 7                                                 91,200            86,750            444,981
    Investor relations and marketing fees - Note 7                           54,680            24,500             79,180
    Legal fees - Note 7                                                      29,825            22,275             69,842
    Office, telephone and miscellaneous - Note 7                             51,277            37,988            137,414
    Software research and development                                             -                 -             66,410
    Transfer agent fees                                                       2,930             1,845              5,925
    Travel                                                                   14,809             7,034             78,540
                                                                    ---------------    --------------   ----------------

Loss before other items                                                     293,322           231,518          1,113,985
                                                                    ---------------    --------------   ----------------

Other items:
    Write-off of equipment - Note 3                                          (2,686)                -             (4,011)
    Loss on disposal of equipment - Note 3                                   (2,217)                -             (2,217)
    Loss on foreign exchange                                                    136                 -             (1,808)
                                                                    ---------------    --------------   ----------------

                                                                             (4,767)                -             (8,036)
                                                                    ---------------    --------------   ----------------

Net loss for the period                                             $      (298,089)   $     (231,518)  $     (1,122,021)
                                                                    ===============    ==============   ================

Basic and diluted loss per share                                    $        (0.06)    $        (0.05)
                                                                    ==============     ==============

Weighted average number of shares outstanding for the year                5,264,224         4,795,666
                                                                    ===============    ==============



                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended March 31, 2005 and 2004 and
    for the period April 1, 2000 (Date of Commencement of Development Stage)
                               to March 31, 2005
                             (Stated in US Dollars)
                             ----------------------

                                                                                                                 April 1, 2000
                                                                                                                   (Date of
                                                                                                                 Commencement
                                                                                                                of Development
                                                                                      Years ended                  Stage) to
                                                                                       March 31,                   March 31,
                                                                                2005              2004                2005
                                                                                ----              ----                ----
            Cash flows used in Operating Activities
                Net loss for the period                                   $      (298,089)  $      (231,518)  $      (1,122,021)
                Add items not involving cash:
                  Amortization                                                      1,854             3,097              20,418
                  Write-off of equipment                                            2,686                 -               4,011
                  Loss on disposal of equipment                                     2,217                 -               2,217
                Changes in non-cash working capital item related to operations:
                  Accounts payables and accrued liabilities                        76,278            95,512             354,810
                                                                          ---------------   ---------------   -----------------

                                                                                 (215,054)         (132,909)           (740,565)
                                                                          ---------------   ---------------   -----------------

            Cash Flows used in Investing Activity
                Acquisition of equipment                                                -                 -             (16,447)
                                                                          ---------------   ---------------   -----------------

            Cash Flows provided by Financing Activities
                Increase in amount due to related party                             3,814             1,155               4,969
                Increase in loan payable to stockholders                          210,720           101,995             363,496
                Increase in convertible debenture                                       -                 -             278,114
                Proceeds from common stock subscriptions                                -            35,000              35,000
                                                                          ---------------   ---------------   -----------------

                                                                                  214,534           138,150             681,579
                                                                          ---------------   ---------------   -----------------

            Increase (decrease) in cash during the period                            (520)            5,241             (75,433)

            Cash, beginning of the period                                           5,241                 -              80,154
                                                                          ---------------   ---------------   -----------------

            Cash, end of the period                                       $         4,721   $         5,241   $           4,721
                                                                          ===============   ===============   =================

            Supplementary disclosure of cash flow information Cash paid for:
                  Interest                                                $             -   $           620   $             620
                                                                          ===============   ===============   ================

Non-cash transactions - Notes 3, 4 and 5


                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
    for the period September 23, 1996 (Date of Inception) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                          Deficit
                                                                                        Accumulated   Deficit
                                                                                       During prior  Accumulated
                                                            Note 5         Additional   Development  During the
                                                        Common Shares       Paid-in         Stage    Development
                                               -------------------------
                                                       Number   Par Value   Capital        (Note 1)      Stage          Total
                                                       ------   ---------   -------        --------      -----          -----
Stock issued for cash  - at $0.20 per share               500  $        -  $      100    $        -   $        -    $       100
Cash contributed by a director                              -           -         100             -            -            100
Additional paid-in capital for
organizational  expenses incurred
by a director on behalf of the Company                      -           -         972             -            -            972
Stock issued for "The Source" license
at fair market value of - at $0.002 per share         522,750          52         993             -            -          1,045
Net loss for the period                                     -           -          -              -            -              -
                                                -------------  ----------- -----------  ------------  ----------- -------------

Balance, March 31, 1997                               523,250          52       2,165             -            -          2,217
Cash contributed by a director                              -           -         100             -            -            100
Stock issued for "Humates" license at a
fair market value of  - at $0.002 per share            50,000           5          95             -            -            100
Additional paid-in capital for organizational
expenses incurred by a director on behalf of the Company    -           -         346             -            -            346
Net loss for the year ended March 31, 1998                  -           -           -             -            -              -
                                                 -------------  ----------- ----------  ------------ ------------ -------------

Balance, March 31, 1998                               573,250          57       2,706             -            -          2,763
Additional paid-in capital for organizational
expenses incurred by a director on behalf of the Company    -           -         160             -            -            160
Net loss for the year ended March 31, 1999                  -           -           -             -            -              -
                                                 -------------  ----------- ----------- ------------ ------------ -------------

Balance, March 31, 1999                               573,250          57       2,866             -            -          2,923
Capital stock issued for cash
at $0.0002 per share                                3,000,000         300         300             -            -            600
Cancelled shares                                   (1,000,000)       (100)        100             -            -              -
Net loss for the year ended March 31, 2000                 -           -            -      (151,117)           -       (151,117)
                                                 ------------- ------------ ----------- ------------- ----------- -------------

Balance, March 31, 2000                             2,573,250         257       3,266      (151,117)           -       (147,594)

                                                                    .../Cont'd.
                             SEE ACCOMPANYING NOTES

                                                                      Continued

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
             for the period September 23, 1996 (Date of Inception)
                               to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                                          Deficit
                                                                                        Accumulated       Deficit
                                                                                       During prior     Accumulated
                                                            Note 5         Additional   Development      During the
                                                        Common Shares       Paid-in         Stage        Development
                                               -------------------------
                                                  Number   Par Value   Capital        (Note 1)          Stage            Total
                                                  ------   ---------   -------        --------          -----            -----
Balance, March 31, 2000 (forward)                   2,573,250         257       3,266      (151,117)           -       (147,594)
Net loss for the year ended March 31, 2001                  -           -           -             -     (432,637)      (432,637)
                                                ------------- ----------- ----------- -------------  -----------  -------------

Balance, March 31, 2001                             2,573,250         257       3,266      (151,117)    (432,637)      (580,231)
Net loss for the year ended March 31, 2002                  -           -           -             -     (105,220)      (105,220)
                                                ------------- ----------- ----------- ------------- ------------ --------------

Balance, March 31, 2002                             2,573,250         257       3,266      (151,117)    (537,857)      (685,451)
Capital stock subscribed pursuant to debt
settlement agreements                                 229,499          23     114,176             -            -        114,199
Capital stock subscribed pursuant to
conversion of debentures                            1,222,903         122     611,330             -            -        611,452
Net loss for the year ended March 31, 2003                  -           -           -             -      (54,557)       (54,557)
                                                ------------- ----------- ----------- ------------- ------------ -------------

Balance, March 31, 2003                             4,025,652         402     728,772      (151,117)    (592,414)       (14,357)
Capital  stock  subscribed  at $0.02 per share
pursuant  to debt settlement agreements               500,000          50       9,950             -            -         10,000
Capital stock subscribed for cash
         - at $0.10 per share                         350,000          35      34,965             -            -         35,000
Capital stock subscribed pursuant to debt settlement
agreement, valued     - at $0.10 per share             75,000           8       7,492             -            -          7,500
Net loss for the year ended March 31, 2004                  -           -           -             -     (231,518)      (231,518)
                                                ------------- ----------- ----------- ------------- ------------  -------------

Balance, March 31, 2004                             4,950,652         495     781,179      (151,117)    (823,932)      (193,375)
Capital stock and warrants issued pursuant
to debt settlement agreement -
Note 5  - at $0.50 per share                          625,430          63     312,652             -            -        312,715
Net loss for the year ended March 31, 2005                  -           -           -             -     (298,089)      (298,089)
                                                ------------- ----------- ----------- ------------- ------------ --------------

Balance, March 31, 2005                             5,576,082 $       558 $ 1,093,831 $    (151,117)$ (1,122,021)$    (178,749)
                                                ============= =========== =========== ============== =========== ==============

Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger (Note 1).

                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2005 and 2004
                             (Stated in US Dollars)
                             ----------------------

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

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("FAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to March 31, 2005. Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2005, the Company had not yet achieved profitable operations, has accumulated  losses  of  $1,273,138  since  its  inception,  has a working capital deficiency of $180,466 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              Principles of Consolidation
              ---------------------------

              The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries, Azul Studios Property, S.L. ("ASP,S.L.") and Azul Media Inc. All significant intercompany transactions and balances have been eliminated on consolidation.

              Development Stage Company
              -------------------------

              The Company complies with FAS No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as development stage.

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

              Income Taxes
              ------------

              The Company uses the asset and liability method of accounting for income taxes pursuant to FAS, No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Basic and Diluted Loss Per Share
              --------------------------------

              The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share includes the potentially dilutive effect of outstanding debt and stock options which are convertible into common shares. Diluted loss per share has not been provided as it would be anti-dilutive.

              Equipment and Amortization
              --------------------------

              Equipment is recorded at cost. Amortization is provided using the declining balance method at the following rates:

                  Computer equipment                              30%
                  Computer software                               40%
                  Office equipment                                30%
                  Office furniture                                20%

              Equipment additions during the year are depreciated at one-half rates.

              Financial Instruments
              ---------------------

              The carrying value of the Company's financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments. Due to related parties and loan payable to stockholder also approximate fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Foreign Currency Translation
              ----------------------------

              Monetary  assets and liabilities are translated into United States
              (US) dollars at the exchange rate in effect at the end of the year. Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed. Expenses are translated at the rate approximating the rate of exchange on the transaction date. All exchange gains and losses on transactions denominated in currencies other than the US dollar are included in the determination of net income (loss) for the period.

              New Accounting Standards
              ------------------------

              In December 31, 2004, the FASB issued FAS 123R "Share-based Payment," a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions. For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on April 1, 2006. Accordingly, the adoption of FAS 123R's fair value method may have a significant impact on our statement of operation, although it will have no impact on our overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Note 3        Equipment
              ---------

                                                                                      2005
                                                                -------------------------------------------------
                                                                                     Accumulated
                                                                      Cost         Depreciation         Net
                                                                      ----         -------------        ---
            Computer equipment                                  $       17,167    $        17,167  $           -
            Computer software                                              544                497             47
            Office equipment                                             2,778              2,282            496
            Office furniture                                             3,772              2,598          1,174
                                                                --------------    ---------------  -------------

                                                                $       24,261    $        22,544  $       1,717
                                                                ==============    ===============  =============

              ---------

                                                                                      2004
                                                                -------------------------------------------------
                                                                                    Accumulated
                                                                      Cost         Depreciation         Net
                                                                      ----         ------------         ---
            Computer equipment                                  $        17,167   $        13,664  $       3,503
            Computer software                                               544               465             79
            Office equipment                                              3,078             2,279            799
            Office furniture                                              9,700             4,899          4,801
                                                                ---------------   ---------------  -------------

                                                                $        30,489   $        21,307  $       9,182
                                                                ===============   ===============  =============

              During the year ended March 31, 2005, the Company disposed of office furniture for $708 of trade debt outstanding, resulting in a loss of $2,217. During the same period, the Company also wrote off computer equipment that was impaired and had no market value, resulting in a loss of $2,686.

Note 4        Loan Payable to Stockholders - Note 5
              ----------------------------

              During the year ended March 31, 2005, the Company received additional loans from a stockholder totalling $210,720.

              In September 2004, the Company settled stockholder loans aggregating $312,715 by the issuance of 624,430 units at $0.50 per unit. Each unit is comprised of one share of common stock of the Company and one half warrant. Each warrant entitles the holder to purchase one additional common share of the Company at $0.50 per share until September 30, 2007.

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

Note 5        Capital Stock - (cont'd)
              --------------

              Changes in Securities
              ---------------------
              During the years ended March 31, 2005, the Company agreed to issue 625,430 shares of common stock and 312,715 warrants to settle stockholder loans aggregating $312,715 (Note 4). Each warrant entitles the holder to purchase one additional common share of the Company at $0.50 per share until September 30, 2007. In connection with the issuance, the Company allocated $8,736 of the proceeds to the warrants based on the fair value of $0.028 per warrant. The fair value of the warrant was determined using the Black-Scholes option pricing model, assuming a 0% volatility, 0% dividend yield, 2.92% risk-free rate, resulting in measurement at minimal value.

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

              In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. At March 31, 2005, 62,500 of these options were exercisable.

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

Note 5        Capital Stock - (cont'd)
              -------------

              Stock Option Plan and Stock-based Compensation - (cont'd)
              ----------------------------------------------

              During the year ended March 31, 2005, the Board of Directors of the Company approved the formation of an Advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 50,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at $0.50 per share. The vesting period on the options commences the date of the initial meeting of the Advisory Board. The Company considers it appropriate to measure the fair value of the options using the stock price and other measure assumptions on the date of the initial meeting of the Advisory Board. As of March 31, 2005, no such meeting has been held and the options have not been valued.

Note 6        Income Taxes
              ------------

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                     2005             2004
                                                                                     ----             ----
             Deferred tax assets
                 Non-capital loss carryforward                                 $       442,786   $       340,000
             Valuation allowance for deferred tax asset                               (442,786)         (340,000)
                                                                               ---------------   ---------------

                                                                               $             -   $             -
                                                                               ===============   ===============

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

              As at March 31, 2005, the Company has accumulated non-capital losses totalling approximately $1,265,102, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2017. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 7        Related Party Transactions - Note 5
              --------------------------

              a) Amounts paid or accrued to directors of the Company, former directors and related companies or companies in which a director is a partner or associate are as follows:

                                                                                   2005               2004
                                                                                   ----               ----
                 Accounting fees                                             $       17,944     $        19,990
                 Consulting fees                                                     78,700              86,000
                 Investor relation fees                                              48,000              24,000
                 Legal fees                                                          24,000              22,000
                 Office                                                              21,800              24,583
                                                                             --------------     ---------------

                                                                             $      190,444     $       176,573
                                                                             ==============     ===============

              b) Included in accounts payable and accrued liabilities as at March 31, 2005 is $160,079 (2004: $86,550) due to a director of the Company and a company in which a director of the Company is an associate and companies controlled by a former director of the Company.

              c) Amounts due to related parties of $4,969 (2004: $1,155) are owing to stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

Note 8        Subsequent Events - Note 5
              -----------------

              On December 31, 2005, the Company issued 26,847,546 shares at $0.01 per share to settle debts with related parties of the Company, of which $159,979 was included in accounts payable and accrued liabilities and $2,295 was included in due to related parties both at March 31, 2005.

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

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer. of the Company's disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Company's chief executive officer and chief financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.
Changes in internal controls
There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Directors and Executive Officers

--------------------------------------------------------------------------------
Name                   Age          Director Since       Positions
--------------------------------------------------------------------------------
James L. Vandeberg      60           May 24, 1999        President and Director
--------------------------------------------------------------------------------
Michael Lorenz          37           March 12, 2004      Director
--------------------------------------------------------------------------------



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


Item 10.  Executive Compensation

Executive officers of the Company currently do not receive any remuneration in their capacity as Company executive officers. The following table sets forth information concerning the compensation for services to the Company from businesses of which the Director or Executive officer exercised significant influence, for the years ended March 31, 2005, 2004, and 2003.

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Long Term
Name and Principal        Fiscal                             Annual                            Compensation
Position                  Year                            Compensation                            Awards
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  Investor
                                                                   Consulting     Relations                       All Other
                                     Accounting,    Legal Fees      Fees (1)       Fees (1)    Stock Options    compensations
                                   administration       (2)            $              $             (3)               $
                                     and office          $                                           #
                                    expenses (1)
-------------------------------------------------------------------------------------------------------------------------------
James  Vandeberg          2005                           24,000               -            -                -                 -
President
-------------------------------------------------------------------------------------------------------------------------------
                          2004                           22,000               -            -          125,000                 -
-------------------------------------------------------------------------------------------------------------------------------
                          2003                                -               -            -                -                 -
-------------------------------------------------------------------------------------------------------------------------------
Michael Lorenz            2005                                -               -            -                -                 -
Director
-------------------------------------------------------------------------------------------------------------------------------
                          2004                                -               -            -          125,000                 -
-------------------------------------------------------------------------------------------------------------------------------
                          2003                                -               -            -                -                 -
-------------------------------------------------------------------------------------------------------------------------------
Mark Geoghegan            2005              39,744            -          78,700       48,000                -                 -
Former Director
-------------------------------------------------------------------------------------------------------------------------------
                          2004              35,382            -          86,000       24,000                -                 -
-------------------------------------------------------------------------------------------------------------------------------
                          2003                   -            -          14,121            -                -                 -
-------------------------------------------------------------------------------------------------------------------------------

(1) Represents fees charged by Bay Management Ltd., a company controlled by Mr. Mark Geoghegan, for its consulting and investor relations services for the three fiscal years ended March 31, 2005, 2004 and 2003. In addition, during 2005 Bay Management Ltd. paid $39,744 (2004 - $35,382) for accounting and administrative services and office expenses for the Company and those were also charged to the Company. As of March 31, 2005, $146,979 of the fees were accrued but unpaid.
(2) Represents fees charged by Mr. James Vandeberg for his legal services in the fiscal year ended March 31, 2005. As of March
         31, 2005, $13,000 of the fees were accrued but unpaid.
(3) Represents stock options granted pursuant to the Company's Stock Option Plan, including 125,000 options granted and fully vested to Mr. James Vandeberg, and 125,000 options granted to Mr. Michael Lorenz, vesting quarterly over a period of 2 years. Refer to the Stock Options table below for more information.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers and outstanding at March 31, 2005

------------------------------------------------------------------------------------------------------------------
                                                  % of Total
                                                 Options Granted to
                                                 Employees in            Exercise Price
Name                        Options Granted      Fiscal Year 2004         per share          Expiration Date
                                                   vested by
                                                 March 31, 2005
-------------------------------------------------------------------------------------------------------------------
James Vandeberg                 125,000                 100%                $0.50           June 30, 2013
-------------------------------------------------------------------------------------------------------------------
Michael Lorenz                  125,000                  50%                $0.50          March 12, 2014
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

---------------------------------------------------------------------------------------------
Shareholders / Beneficial Owners/                                  Number of Shares
Percentage
---------------------------------------------------------------------------------------------
Bay Management Ltd. (beneficially owned by a former director)
74.1%                                                                 24,350,270
---------------------------------------------------------------------------------------------
Otto Law Group 8.5%                                                  2,800,000
---------------------------------------------------------------------------------------------
Mr. James Vandenberg (President & Director) 1.3%                      425,000
---------------------------------------------------------------------------------------------
Mr. Michael  Lorenz (Director) 0.3%                                   125,000 (options)
---------------------------------------------------------------------------------------------
Directors and executive officers as a group 1.6%                      550,000 (options)
---------------------------------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions

During the years ended March 31, 2005 and 2004, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Item 14. Principal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended March 31, 2005, the Company's principal accountant billed $13,450 in fees for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10SB Form 10-QSB.

For the year ended March 31, 2004, the Company's principal accountant billed $15,975 in fees for the audit of the Company's annual financial statements.

Tax Fees

The Company's principal accountant did not bill any tax fees during the years ended March 31, 2005 and 2004.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended March 31, 2005 and 2004.


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


                                           Azul Studios International Inc.

Date: June 21, 2006                        By:    James Vandeberg
                                                  -----------------------------
                                                  Name: James Vandeberg
                                                  Title: President and Director


Date: June 21, 2006                        By:    Michael Lorenz
                                                  -----------------------------
                                                  Name: Michael Lorenz
                                                  Title: Director