Form 10QSB
period 2005-06-30
AZUL STUDIOS INTERNATIONAL INC.
filed 2006-06-27
CIK 1267391

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

                  For the quarterly period ended June 30, 2005
              ----------------------------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
            --------------------------------------------------------

                        Commission file number 000-50468
            --------------------------------------------------------

                         Azul Studios International Inc.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Washington                                 98-0206033
----------------------------------------    -----------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 31, 2006, 32,423,628 Shares of common stock, $0.0001 par value, were outstanding.

Transitional small business disclosure format  (check one): Yes [   ]  No [X]

                         AZUL STUDIOS INTERNATIONAL INC.

                                   FORM 10-QSB

                                  JUNE 30, 2005

                                      INDEX


PART I         FINANCIAL INFORMATION..........................................1
Item 1.        Financial Statements...........................................1
Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................13
Item 3.        Controls and Procedures.......................................14
PART II        OTHER INFORMATION.............................................14
Item 1.        Legal Proceedings.............................................14
Item 2.        Change in Securities..........................................15
Item 3.        Defaults upon Senior Securities...............................15
Item 4.        Submission of Matters to a Vote of Security Holders...........15
Item 5.        Other Information.............................................15
Item 6.        Exhibits and Reports on Form 8-K..............................15

PART I          FINANCIAL INFORMATION

Item 1.    Financial Statements

                         Azul Studios International Inc.


                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                         Azul Studios International Inc.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                        June 30, 2005 and March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                     June 30,          March 31,
                                                     ASSETS                            2005               2005
                                                     ------                            ----               ----
Current
    Cash                                                                         $           681   $         4,721

Equipment - Note 3                                                                         1,499             1,717
                                                                                 ---------------   ---------------

                                                                                 $         2,180   $         6,438
                                                                                 ===============   ===============

                                                     LIABILITIES

Current
    Accounts payable and accrued liabilities - Notes 5 and 6                     $       229,358   $       180,218
    Due to related parties - Notes 5 and 6                                                 6,700             4,969
                                                                                 ---------------   ---------------

                                                                                         236,058           185,187
                                                                                 ---------------   ---------------

                                              STOCKHOLDERS' DEFICIENCY

Preferred Stock, $0.0001 par value
         20,000,000  shares authorized, none issued
Common stock, $0.0001 par value - Notes 4 and 6
         50,000,000  shares authorized
          5,576,082  shares issued (March 31, 2005: 5,576,082)                              558               558
Additional paid-in capital                                                             1,093,831        1,093,831
Deficit accumulated during the prior development stage                                  (151,117)        (151,117)
Deficit accumulated during the development stage                                      (1,177,150)      (1,122,021)
                                                                                 ---------------   --------------

                                                                                        (233,878)        (178,749)
                                                                                 ---------------   --------------

                                                                                 $         2,180   $        6,438
                                                                                 ===============   ==============



                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
      for the three months ended June 30, 2005 and 2004 and for the period
   April 1, 2000 (Date of Commencement of Development Stage) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                              April 1, 2000
                                                                                                                (Date of
                                                                                                              Commencement
                                                                                                             of Development
                                                                               Three months ended               Stage) to
                                                                                    June 30,                    June 30,
                                                                             2005              2004               2005
                                                                             ----              ----               ----
Expenses
    Advertising and promotion                                          $         2,382   $        1,557              44,090
    Amortization                                                                   218              625              20,636
    Audit and accounting fees - Note 5                                           7,786            8,277              93,583
    Bank charges and interest                                                      157              306              83,927
    Consulting fees - Note 5                                                    18,000           27,000             462,981
    Investor relations and marketing fees - Note 5                              12,090           18,135              91,270
    Legal fees - Note 5                                                          7,591            8,500              77,433
    Office, telephone and miscellaneous - Note 5                                 5,313           11,766             142,727
    Software research and development                                                -                -              66,410
    Transfer agent fees                                                            148              315               6,073
    Travel                                                                       1,416            8,078              79,956
                                                                       ---------------   --------------    ----------------

Loss before other items                                                        (55,101)         (84,559)         (1,169,086)
                                                                       ---------------   --------------    ----------------

Other items:
    Write-off of equipment                                                           -                -              (4,011)
    Loss on disposal of equipment                                                    -           (2,217)             (2,217)
    Loss on foreign exchange                                                       (28)               -              (1,836)
                                                                       ---------------   --------------    ----------------

                                                                                   (28)          (2,217)             (8,064)
                                                                       ---------------   --------------    ----------------

Net loss for the period                                                $       (55,129)  $      (86,766)   $     (1,177,150)
                                                                       ===============   ==============    ================

Basic and diluted loss per share                                       $         (0.01)  $        (0.02)
                                                                       ===============   ==============

Weighted average number of shares outstanding for the period                 5,576,082        4,950,652
                                                                       ===============   ==============



                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                       for the three months ended June 30,
             2005 and 2004 and for the period April 1, 2000 (Date of
               Commencement of Development Stage) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                                   April 1, 2000
                                                                                                                     (Date of
                                                                                                                   Commencement
                                                                                                                  of Development
                                                                                     Three months ended              Stage) to
                                                                                          June 30,                   June 30,
                                                                                   2005             2004                2005
                                                                                   ----             ----                ----
Cash flows used in Operating Activities
    Net loss for the period                                                  $       (55,129) $       (86,776)  $     (1,177,150)
    Add items not involving cash:
      Amortization                                                                       218              625             20,636
      Write-off of equipment                                                               -                -              4,011
      Loss on disposal of equipment                                                        -            2,217              2,217
    Changes in non-cash working capital items related to operations:
      Prepaid expenses                                                                     -             (270)                 -
      Accounts payables and accrued liabilities                                       49,140           13,022            403,950
                                                                             ---------------  ---------------   -----------------

                                                                                      (5,771)         (71,182)          (746,336)
                                                                             ---------------  ---------------   -----------------

Cash Flows used in Investing Activity
    Acquisition of equipment                                                               -                -            (16,447)
                                                                             ---------------  ---------------   -----------------

Cash Flows provided by Financing Activities
    Increase in amount due to related party                                            1,731                -              6,700
    Increase in loan payable to stockholders                                               -          102,000            363,496
    Increase in convertible debenture                                                      -                -            278,114
    Proceeds from common stock subscriptions                                               -                -             35,000
                                                                             ---------------  ---------------   -----------------

                                                                                       1,731          102,000            683,310
                                                                             ---------------  ---------------   -----------------

Increase (decrease) in cash during the period                                         (4,040)          30,818            (79,473)

Cash, beginning of the period                                                          4,721            5,241             80,154
                                                                             ---------------  ---------------   -----------------

Cash, end of the period                                                      $           681  $        36,059   $            681
                                                                             ===============  ===============   =================

Supplementary disclosure of cash flow information Cash paid for:
      Interest                                                               $             -  $             -   $            620
                                                                             ===============  ===============   =================


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
           INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
     for the period September 23, 1996 (Date of Inception) to June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                 Deficit
                                                                                               Accumulated     Deficit
                                                                                               During prior  Accumulated
                                                                  Note 4           Additional  Development   During the
                                                              Common Shares         Paid-in      Stage       Development
                                                         -----------------------
                                                           Number       Par Value    Capital    (Note 1)       Stage      Total
                                                           ------       ---------   -------     --------       -----      -----
Stock issued for cash  - at $0.20 per share                    500    $       -   $     100     $     -      $     -    $    100
Cash contributed by a director                                   -            -         100           -            -         100
Additional paid-in capital for organizational expenses
 incurred by a director on behalf of the Company                 -            -         972           -            -         972
Stock issued for "The Source" license at
 fair market value of    - at $0.002 per share             522,750           52         993           -            -       1,045
Net loss for the period                                          -            -           -           -            -           -
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 1997                                    523,250           52       2,165           -            -       2,217
Cash contributed by a director                                   -            -         100           -            -         100
Stock issued for "Humates" license at a
  fair market value of      - at $0.002 per share           50,000            5          95           -            -         100
Additional paid-in capital for organizational expenses
  incurred by a director on behalf of the Company                -            -         346           -            -         346
Net loss for the year ended March 31, 1998                       -            -           -           -            -           -
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 1998                                    573,250           57       2,706           -            -       2,763
Additional paid-in capital for organizational expenses
 incurred by a director on behalf of the Company                 -            -         160           -            -         160
Net loss for the year ended March 31, 1999                       -            -           -           -            -           -
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 1999                                    573,250           57       2,866           -            -       2,923
Capital stock issued for cash at $0.0002 per share       3,000,000          300         300           -            -         600
Cancelled shares                                        (1,000,000)        (100)        100           -            -           -
Net loss for the year ended March 31, 2000                       -            -           -    (151,117)           -    (151,117)
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 2000                                  2,573,250          257       3,266    (151,117)           -    (147,594)

                                                                   .../Cont'd.


                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.              Continued
                          (A Development Stage Company)
                        INTERIM CONSOLIDATED STATEMENT OF
                     STOCKHOLDERS' DEFICIENCY for the period
                 September 23, 1996 (Date of Inception) to June
                                    30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                 Deficit
                                                                                               Accumulated     Deficit
                                                                                               During prior  Accumulated
                                                                  Note 4           Additional  Development   During the
                                                              Common Shares         Paid-in      Stage       Development
                                                         -----------------------
                                                           Number       Par Value    Capital    (Note 1)       Stage      Total
                                                           ------       ---------   -------     --------       -----      -----

Balance, March 31, 2000 (forward)                        2,573,250          257       3,266    (151,117)           -    (147,594)
Net loss for the year ended March 31, 2001                       -            -           -           -     (432,637)   (432,637)
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 2001                                  2,573,250          257       3,266    (151,117)    (432,637)   (580,231)
Net loss for the year ended March 31, 2002                       -            -           -           -     (105,220)   (105,220)
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 2002                                  2,573,250          257       3,266    (151,117)    (537,857)   (685,451)
Capital stock subscribed pursuant to debt
 settlement agreements                                     229,499           23     114,176           -            -     114,199
Capital stock subscribed pursuant to
 conversion of debentures                                1,222,903          122     611,330           -            -     611,452
Net loss for the year ended March 31, 2003                       -            -           -           -      (54,557)    (54,557)
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 2003                                  4,025,652          402     728,772    (151,117)    (592,414)    (14,357)
Capital stock subscribed at $0.02 per share pursuant to
debt settlement agreements                                 500,000           50       9,950           -            -      10,000
Capital stock subscribed for cash  - at $0.10 per share    350,000           35      34,965           -            -      35,000
Capital stock subscribed pursuant to debt
settlement agreement, valued   - at $0.10 per share         75,000            8       7,492           -            -       7,500
Net loss for the year ended March 31, 2004                       -            -           -           -     (231,518)   (231,518)
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 2004                                  4,950,652          495     781,179    (151,117)    (823,932)   (193,375)
Capital  stock and warrants  issued  pursuant
to debt settlement agreement- Note 4 - at $0.50 per share  625,430           63     312,652           -            -     312,715
Net loss for the year ended March 31, 2005                       -            -           -           -     (298,089)   (298,225)
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, March 31, 2005                                  5,576,082          558   1,093,831    (151,117)  (1,122,021)   (178,749)

                                                                    .../Cont'd.

                             SEE ACCOMPANYING NOTES

                        AZUL STUDIOS INTERNATIONAL INC.               Continued
                          (A Development Stage Company)
                        INTERIM CONSOLIDATED STATEMENT OF
                     STOCKHOLDERS' DEFICIENCY for the period
                 September 23, 1996 (Date of Inception) to June
                                    30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                 Deficit
                                                                                               Accumulated     Deficit
                                                                                               During prior  Accumulated
                                                                  Note 4           Additional  Development   During the
                                                              Common Shares         Paid-in      Stage       Development
                                                         -----------------------
                                                           Number       Par Value    Capital    (Note 1)       Stage      Total
                                                           ------       ---------   -------     --------       -----      -----
Balance, March 31, 2005 (forward)                        5,576,082          558   1,093,831    (151,117)  (1,122,021)   (178,749)
Net loss for the six months ended June 30, 2005                  -            -           -           -      (55,129)    (55,120)
                                                       -------------   ---------   ---------   ----------    --------   ---------

Balance, June 30, 2005                                   5,576,082    $     558 $ 1,093,831   $(151,117) $(1,177,150) $ (233,878)
                                                       =============  ========= ===========   =========  ===========  ===========

Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger (Note 1).

                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

Note 1        Nature and Continuance of Operations

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

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("FAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to June 30, 2005. Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. At June 30, 2005, the Company had not yet achieved profitable operations, has accumulated  losses  of  $1,328,267  since  its  inception,  has a working capital deficiency of $235,377 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 2


Note 2        Basis of Presentation

              The accompanying consolidated financial statements include the accounts of Azul Studios International Inc. and its wholly-owned subsidiaries, Azul Studios Property S.L. and Azul Media Inc. All significant intercompany balances and transactions have been eliminated.

              The accompanying unaudited interim consolidated financial statements have been prepared by the Company in conformity with generally accepted accounting principles of the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, however, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006. These interim financial statements should be read in conjunction with the audited financial statements for the years ended March 31, 2005 and 2004 included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Note 3        Equipment

                                                                                   June 30, 2005
                                                                 --------------------------------------------------
                                                                                    Accumulated
                                                                      Cost         Depreciation          Net
            Computer equipment                                   $           -    $           -    $           -
            Computer software                                              544              503               41
            Office equipment                                             2,778            2,318              460
            Office furniture                                             3,772            2,774              998
                                                                 -------------    -------------    -------------

                                                                 $       7,094    $       5,595    $       1,499
                                                                 =============    =============    =============


                                                                                  March 31, 2005
                                                                 --------------------------------------------------
                                                                                    Accumulated
                                                                      Cost         Depreciation          Net

            Computer equipment                                   $      17,167    $      17,167    $           -
            Computer software                                              544              497               47
            Office equipment                                             2,778            2,282              496
            Office furniture                                             3,772            2,598            1,174
                                                                 -------------    -------------    -------------

                                                                 $      24,261    $      22,544    $       1,717
                                                                 =============    =============    =============

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 3


Note 4        Capital Stock - Note 6

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

              In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. At June 30, 2005, 78,125 of these options were exercisable.

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

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 4


Note 4        Capital Stock - Note 6 - (cont'd)

              Stock Option Plan and Stock-based Compensation - (cont'd)

              During the year ended March 31, 2005, the Board of Directors of the Company approved the formation of an advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 50,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at $0.50 per share. The vesting period on the options commences the date of the initial meeting of the Advisory Board. The Company considers it appropriate to measure the fair value of the options using the stock price and other measure assumptions on the date of the initial meeting of the Advisory Board. As of June 30, 2005, no such meeting has been held, and the options have not been valued.

              Share Purchase Warrants

              At June 30, 2005, 312,715 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional common share of the company at $0.50 per share until September 30, 2007.

Note 5        Related Party Transactions

              a) Amounts paid or accrued to directors of the Company, former directors of the Company and related companies in which a director is a partner or associate are as follows:

                                                                                       Three months ended
                                                                                            June 30,
                                                                                     2005              2004
                                                                                     ----              ----
                  Accounting fees                                              $         2,450   $         4,577
                  Consulting fees                                                       18,000            18,000
                  Investor relation fees                                                12,000            12,000
                  Legal fees                                                             6,000             6,000
                  Office, telephone and miscellaneous                                    2,050             7,544
                                                                               ---------------   ---------------

                                                                               $        40,500   $        48,121
                                                                               ===============   ===============

              b) Included in accounts payable and accrued liabilities as at June 30, 2005 is $202,442 (March 31, 2005: $160,079) due to a
                  director of the Company, a company in which a director is an associate and companies controlled by a former director of the Company.

             c)   Amounts due to related  parties of $6,700  (March 31, 2005:
                  $4,969) are owing to stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 5


Note 6        Subsequent Events

              On December 31, 2005, the Company issued 26,847,546 shares at $0.01 per share to settle debts with related parties of the Company, of which $202,342 was included in accounts payable and accrued liabilities and $2,295 in due to related parties, both at June 30, 2005.

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

During the quarter ended June 30, 2005 and to date, the primary source of capital has been loans from existing shareholders. It is management's intention to secure additional debt and equity financings by way of securing a conventional mortgage on the property it is planning on acquiring, debt from shareholders and through private placements of the Company's common stock.

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


FINANCIAL  RESULTS

During the three months ended June 30, 2005 the Company incurred a loss of $55,129, compared with a loss of $86,766 for the corresponding period of the prior fiscal year. This decrease in the net loss reflects primarily the limited ability of the Company to raise capital and thus limits the Company's growing efforts in developing the Azul business initiative. Much of the Company's expenses are associated with administrative costs and the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC. The Company's expenses incurred during this period include administrative costs of its wholly-owned subsidiary Azul Studios Property, S.L.

The funding of operations during the three months ended June 30, 2005 were provided by creditors of the Company, providing services unpaid during the period aggregating $49,140. In addition, related party loans of $1,731 assisted with the Company's expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at June 30, 2005, the Company had $681 in cash, as compared with $4,721 in cash at March 31, 2005. At June 30, 2005, the Company had a working capital deficiency of $235,377. Of the company's current liabilities, $209,142 is due to stockholders, officers and affiliates and accordingly, the working capital deficiency for trade creditors is $26,235. Of that working capital deficiency, $5,690 relates to the Company's subsidiary in Barcelona, Spain.

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


Item 2.    Change in Securities


In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March 2014. As of June 30, 2005, 78,125 of these options were exercisable.

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