Form 10QSB
period 2005-09-30
AZUL STUDIOS INTERNATIONAL INC.
filed 2006-06-27
CIK 1267391

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

                For the quarterly period ended September 30, 2005
              ----------------------------------------------------

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

                         AZUL STUDIOS INTERNATIONAL INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2005

                                      INDEX


PART I         FINANCIAL INFORMATION..........................................1
Item 1.        Financial Statements...........................................1
Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................13
Item 3.        Controls and Procedures.......................................14
PART II        OTHER INFORMATION.............................................14
Item 1.        Legal Proceedings.............................................14
Item 2.        Change in Securities..........................................14
Item 3.        Defaults upon Senior Securities...............................15
Item 4.        Submission of Matters to a Vote of Security Holders...........15
Item 5.        Other Information.............................................15
Item 6.        Exhibits and Reports on Form 8-K..............................15

PART I          FINANCIAL INFORMATION

Item 1.    Financial Statements

                         Azul Studios International Inc.

                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                         Azul Studios International Inc.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                      September 30, 2005 and March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                      September 30,        March 31,
                                                     ASSETS                               2005                2005
                                                     ------                               ----                ----
Current
    Cash                                                                            $            562   $         4,721

Equipment - Note 3                                                                             1,307             1,717
                                                                                    ----------------   ---------------

                                                                                    $          1,869             6,438
                                                                                    ================   ===============

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities - Notes 5 and 6                        $        267,172   $       180,218
    Due to related parties - Notes 5 and 6                                                     8,257             4,969
                                                                                    ----------------   ---------------

                                                                                             275,429           185,187
                                                                                    ----------------   ---------------

                            STOCKHOLDERS' DEFICIENCY

Preferred Stock, $0.0001 par value
    20,000,000 shares authorized; none issued
Common stock, $0.0001 par value - Notes 4 and 6
    50,000,000 shares authorized
    Issued shares: 5,576,082 (March 31, 2005: 5,576,082)                                         558               558
Additional paid-in capital                                                                 1,093,831         1,093,831
Deficit accumulated during the prior development stage                                      (151,117)         (151,117)
Deficit accumulated during the development stage                                          (1,216,832)       (1,122,021)
                                                                                    ----------------   ---------------

                                                                                            (273,560)         (178,749)
                                                                                    ----------------   ---------------

                                                                                    $          1,869   $         6,438
                                                                                    ================   ===============


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
       for the three and six months ended September 30, 2005 and 2004 and for the period April 1, 2000 (Date of Commencement of Development
                          Stage) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                                    April 1, 2000
                                                                                                                      (Date of
                                                                                                                    Commencement
                                                                                                                   of Development
                                                          Three months ended              Six months ended            Stage) to
                                                            September 30,                  September 30,             September 30,
                                                        2005            2004            2005             2004              2005
                                                        ----            ----            ----             ----              ----
Expenses
    Advertising and promotion                        $       271  $       4,507   $        2,653  $        6,064   $      44,361
    Amortization                                             192            505              410           1,130          20,828
    Audit and accounting fees - Note 5                     3,092          7,796           10,878          16,073          96,675
    Bank charges and interest                                 89            308              246             614          84,016
    Consulting fees - Note 5                              15,000         21,500           33,000          48,500         477,981
    Investor relations and marketing fees - Note 5        10,090         12,090           22,180          30,225         101,360
    Legal fees - Note 5                                    5,975          7,806           13,566          16,306          83,408
    Office, telephone and miscellaneous - Note 5           4,882         15,186           10,195          26,952         147,609
    Software research and development                          -              -                -               -          66,410
    Transfer agent fees                                       50          2,115              198           2,430           6,123
    Travel                                                     -          4,434            1,416          12,512          79,956
                                                     -----------  -------------   --------------  --------------   -------------

Loss before other items                                  (39,641)       (76,247)         (94,742)       (160,806)     (1,208,727)
                                                     -----------  -------------   --------------  --------------   -------------

Other items:
    Write-off of equipment                                     -              -                -               -          (4,011)
    Loss on disposal of equipment                              -              -                -          (2,217)         (2,217)
    Loss on foreign exchange                                 (41)             -              (69)              -          (1,877)
                                                     -----------  -------------   --------------  --------------   -------------

                                                             (41)             -              (69)         (2,217)         (8,105)
                                                     -----------  -------------   --------------  --------------   -------------

Net loss for the period                              $   (39,682) $     (76,247)  $      (94,811) $     (163,023)  $  (1,216,832)
                                                     ===========  =============   ==============  ==============   ==============

Basic and diluted loss per share                     $     (0.01) $       (0.02)  $        (0.02) $        (0.03)
                                                     ============ ==============  ==============  ==============

Weighted average number of shares outstanding
 for the period                                        5,576,082       4,957,450       5,576,082       4,954,070
                                                     ============ ==============  ==============  ==============


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended September 30, 2005 and 2004
  and for the period April 1, 2000 (Date of Commencement of Development Stage)
                              to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                                    April 1, 2000
                                                                                                                       (Date of
                                                                                                                    Commencement
                                                                                                                   of Development
                                                                                       Six months ended                Stage) to
                                                                                        September 30,               September 30,
                                                                                    2005              2004                2005
                                                                                    ----              ----                ----
Cash flows used in Operating Activities
    Net loss for the period                                                  $        (94,811)  $       (163,023) $   (1,216,832)
    Add items not involving cash:
      Amortization                                                                        410              1,130          20,828
      Write-off of equipment                                                                -                  -           4,011
      Loss on disposal of equipment                                                         -              2,217           2,217
    Changes in non-cash working capital items related to operations:
      Prepaid expenses                                                                      -             (5,945)              -
      Accounts payable and accrued liabilities                                         86,954             (1,760)        441,764
                                                                             ----------------   ----------------  --------------

                                                                                       (7,447)          (167,381)       (748,012)
                                                                             ----------------   ----------------  ---------------

Cash Flows used in Investing Activity
    Acquisition of equipment                                                                -                  -         (16,447)
                                                                             ----------------   ----------------  ---------------

Cash Flows provided by Financing Activities
    Increase in amount due to related parties                                           3,288                  -           8,257
    Increase in loans payable to stockholders                                               -            210,720         363,496
    Increase in convertible debenture                                                       -                  -         278,114
    Proceeds from common stock subscriptions                                                -                  -          35,000
                                                                             ----------------   ----------------  ---------------

                                                                                        3,288            210,720         684,867
                                                                             ----------------   ----------------  ---------------

Increase (decrease) in cash during the period                                          (4,159)            43,339         (79,592)

Cash, beginning of the period                                                           4,721              5,241          80,154
                                                                             ----------------   ----------------  ---------------

Cash, end of the period                                                      $            562   $         48,580  $          562
                                                                             ================   ================  ===============

Supplementary disclosure of cash flow information Cash paid for:
      Interest                                                               $              -   $              -  $          620
                                                                             ================   ================  ================


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              DEFICIENCY for the period September 23, 1996 (Date of
                        Inception) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)



                                                                                                 Deficit
                                                                                               Accumulated     Deficit
                                                                                               During prior  Accumulated
                                                                  Note 4           Additional  Development   During the
                                                              Common Shares         Paid-in      Stage       Development
                                                         -----------------------
                                                           Number       Par Value    Capital    (Note 1)       Stage      Total
                                                           ------       ---------   -------     --------       -----      -----
Stock issued for cash    - at $0.20 per share                  500    $        -   $     100   $        -   $         - $     100
Cash contributed by a director                                   -             -         100            -             -       100
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of the Company        -             -         972            -             -       972
Stock issued for "The Source" license
 at fair market value of - at $0.002 per share             522,750            52         993            -             -     1,045
Net loss for the period                                          -             -           -            -             -         -
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 1997                                    523,250            52       2,165            -             -     2,217
Cash contributed by a director                                   -             -         100            -             -       100
Stock issued for "Humates" license at a
 fair market value of - at $0.002 per share                 50,000             5          95            -             -       100
Additional paid-in capital for organizational
expenses incurred by a director on behalf of the Company         -             -         346            -             -       346
Net loss for the year ended March 31, 1998                       -             -           -            -             -         -
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 1998                                    573,250            57       2,706            -             -     2,763
Additional paid-in capital for organizational
 expenses incurred by a director on behalf of the Company        -             -         160            -             -       160
Net loss for the year ended March 31, 1999                       -             -          -             -             -         -
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 1999                                    573,250            57       2,866            -             -     2,923
Capital stock issued for cash at $0.0002 per share       3,000,000           300         300            -             -       600
Cancelled shares                                        (1,000,000)         (100)        100            -             -         -
Net loss for the year ended March 31, 2000                       -             -           -     (151,117)            -  (151,117)
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 2000                                  2,573,250           257       3,266     (151,117)            -  (147,594)

                                                           .../Cont'd

                             SEE ACCOMPANYING NOTES

                   AZUL STUDIOS INTERNATIONAL INC.                    Continued
                          (A Development Stage Company)
           INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY for the period September 23, 1996 (Date of Inception) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)




                                                                                                 Deficit
                                                                                               Accumulated     Deficit
                                                                                               During prior  Accumulated
                                                                  Note 4           Additional  Development   During the
                                                              Common Shares         Paid-in      Stage       Development
                                                         -----------------------
                                                           Number       Par Value    Capital    (Note 1)       Stage      Total
                                                           ------       ---------   -------     --------       -----      -----
Balance, March 31, 2000 (forward)                        2,573,250           257       3,266     (151,117)            -  (147,594)
Net loss for the year ended March 31, 2001                       -             -           -            -      (432,637) (432,637)
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 2001                                  2,573,250           257       3,266     (151,117)     (432,637) (580,231)
Net loss for the year ended March 31, 2002                       -             -           -            -      (105,220) (105,220)
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 2002                                  2,573,250           257       3,266     (151,117)     (537,857) (685,451)
Capital stock subscribed pursuant to debt
  settlement agreements                                    229,499            23     114,176            -             -   114,199
Capital stock subscribed pursuant to
  conversion of debentures                               1,222,903           122     611,330            -             -   611,452
Net loss for the year ended March 31, 2003                       -             -           -            -       (54,557)  (54,557)
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 2003                                  4,025,652           402     728,772     (151,117)     (592,414)  (14,357)
Capital stock subscribed at $0.02 per share
 pursuant to debt settlement agreements                    500,000            50       9,950            -             -    10,000
Capital stock subscribed for cash  - at $0.10 per share    350,000            35      34,965            -             -    35,000
Capital stock subscribed pursuant to debt
 settlement agreement,valued   - at $0.10 per share         75,000             8       7,492            -             -     7,500
Net loss for the year ended March 31, 2004                       -             -           -            -      (231,518) (231,518)
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 2004                                  4,950,652           495     781,179     (151,117)     (823,932) (193,375)
Capital stock and warrants  issued  pursuant to debt
  settlement agreement - Note 4 - at $0.50 per share       625,430            63     312,652            -             -   312,715
Net loss for the year ended March 31, 2005                       -             -           -            -      (298,089) (298,225)
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, March 31, 2005                                  5,576,082           558   1,093,831     (151,117)   (1,122,021) (178,749)

                                                                   .../Cont'd


                             SEE ACCOMPANYING NOTES

                          AZUL STUDIOS INTERNATIONAL INC.             Continued
                          (A Development Stage Company)
           INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY for the period September 23, 1996 (Date of Inception) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)




                                                                                                 Deficit
                                                                                               Accumulated     Deficit
                                                                                               During prior  Accumulated
                                                                  Note 4           Additional  Development   During the
                                                              Common Shares         Paid-in      Stage       Development
                                                         -----------------------
                                                           Number       Par Value    Capital    (Note 1)       Stage      Total
                                                           ------       ---------   -------     --------       -----      -----
Balance, March 31, 2005 (forward)                        5,576,082           558   1,093,831     (151,117)   (1,122,021) (178,749)
Net loss for the six months ended September 30, 2005             -             -           -            -       (94,811)  (94,811)
                                                         ---------    ----------   ---------  -----------   ----------- ---------

Balance, September 30, 2005                              5,576,082   $       558 $ 1,093,831  $  (151,117)  $(1,216,832)$(273,560)
                                                         =========   =========== ===========  ============  =========== ==========

Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger (Note 1).


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

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

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("FAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to September 30, 2005. Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. At September 30, 2005, the Company had not yet achieved profitable operations, has accumulated  losses  of  $1,367,949  since  its  inception,  has a working capital deficiency of $274,867 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 2


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

Note 3        Equipment

                                                                                September 30, 2005
                                                                 --------------------------------------------------
                                                                                    Accumulated
                                                                      Cost         Depreciation          Net
            Computer equipment                                   $           -    $           -    $           -
            Computer software                                              544              507               37
            Office equipment                                             2,778            2,355              423
            Office furniture                                             3,772            2,925              847
                                                                 -------------    -------------    -------------

                                                                 $       7,094    $       5,787    $       1,307
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
                                                                 =============    =============    =============

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 3



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

              In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. At September 30, 2005, 93,750 of these options were exercisable.

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

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 4

Note 4        Capital Stock - Note 6 - (cont'd)

              Stock Option Plan and Stock-based Compensation - (cont'd)

              During the year ended March 31, 2005, the Board of Directors of the Company approved the formation of an advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 50,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at $0.50 per share. The vesting period on the options commences the date of the initial meeting of the Advisory Board. The Company considers it appropriate to measure the fair value of the options using the stock price and other measure assumptions on the date of the initial meeting of the Advisory Board. As of September 30, 2005, no such meeting has been held, and the options have not been valued.

              Share Purchase Warrants

              At September 30, 2005, 312,715 share purchase warrants are outstanding. Each warrant entitles the holder to purchase one additional common share of the company at $0.50 per share until September 30, 2007.

Note 5        Related Party Transactions

              a) Amounts paid or accrued to directors of the Company, former directors of the Company and related companies in which a director is a partner or associate are as follows:

                                                                                        Six months ended
                                                                                          September 30,
                                                                                     2005              2004
                                                                                     ----              ----
                  Accounting fees                                              $         4,016   $        10,423
                  Consulting fees                                                       33,000            36,000
                  Investor relation fees                                                22,000            24,000
                  Legal fees                                                            12,000            12,000
                  Office, telephone and miscellaneous                                    3,358            13,934
                                                                               ---------------   ---------------

                                                                               $        74,374   $        96,357
                                                                               ===============   ===============


              b) Included in accounts payable and accrued liabilities as at September 30, 2005 is $237,883 (March 31, 2005: $160,079) due
                  to a director of the Company, a company in which a director is an associate and companies controlled by a former director of the Company.

             c)   Amounts due to related  parties of $8,257  (March 31, 2005:
                  $4,969) are owing to stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Stated in US Dollars)
(Unaudited) - Page 5


Note 6        Subsequent Events

              On December 31, 2005, the Company issued 26,847,546 shares at $0.01 per share to settle debts with related parties of the Company, of which $237,733 was included in accounts payable and accrued liabilities and $4,664 in due to related parties, both at September 30, 2005.

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

During the quarter ended September 30, 2005 and to date, the primary source of capital has been loans from existing shareholders. It is management's intention to secure additional debt and equity financings by way of securing a conventional mortgage on the property it is planning on acquiring, debt from shareholders and through private placements of the Company's common stock.

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


FINANCIAL  RESULTS

During the six months ended September 30, 2005 the Company incurred a loss of $94,811, compared with a loss of $163,023 for the corresponding period of the prior fiscal year. This decrease in the net loss reflects primarily the limited ability of the Company to raise capital and thus limits the Company's growing efforts in developing the Azul business initiative. Much of the Company's expenses are associated with administrative costs and the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC. The Company's expenses incurred during this period include administrative costs of its wholly-owned subsidiary Azul Studios Property, S.L.

The funding of operations during the six months ended September 30, 2005 were provided by creditors of the Company, providing services unpaid during the period aggregating $86,954. In addition, related party loans of $3,288 assisted with the Company's expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at September 30, 2005, the Company had $562 in cash, as compared with $4,721 in cash at March 31, 2005. At September 30, 2005, the Company had a working capital deficiency of $274,867. Of the company's current liabilities, $246,140 is due to stockholders, officers and affiliates and accordingly, the working capital deficiency for trade creditors is $28,727. Of that working capital deficiency, $6,730 relates to the Company's subsidiary in Barcelona, Spain.

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


Item 2.    Change in Securities


In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March 2014. As of September 30, 2005, 93,750 of these options were exercisable.

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


                         Azul Studios International Inc.

Date: June 21, 2006                      By: James Vandeberg
                                             -------------------------
                                              Name: James Vandeberg
                                              Title: President and Director


Date: June 21, 2006                      By:   Michael Lorenz
                                             -----------------------------
                                             Name: Michael Lorenz
                                             Title: Director