Form 10QSB
period 2005-12-31
AZUL STUDIOS INTERNATIONAL INC.
filed 2006-06-27
CIK 1267391

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

                For the quarterly period ended December 31, 2005
              ----------------------------------------------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to
            --------------------------------------------------------

                        Commission file number 000-50468
            --------------------------------------------------------

                         Azul Studios International Inc.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Washington                                   98-0206033
 -----------------------------               -----------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)

            Suite 4500 - 601 Union Street, Seattle, Washington, 98101
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (206) 262-9545
               --------------------------------------------------
                           (Issuer's telephone number)


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

                                DECEMBER 31, 2005

                                      INDEX


PART I         FINANCIAL INFORMATION..........................................3

Item 1.        Financial Statements...........................................3

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................15

Item 3.        Controls and Procedures.......................................16

PART II        OTHER INFORMATION.............................................16

Item 1.        Legal Proceedings.............................................16

Item 2.        Change in Securities..........................................16

Item 3.        Defaults upon Senior Securities...............................17

Item 4.        Submission of Matters to a Vote of Security Holders...........17

Item 5.        Other Information.............................................17

Item 6.        Exhibits and Reports on Form 8-K..............................17

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements


                         Azul Studios International Inc.

                          (A Development Stage Company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

                             (Stated in US Dollars)

                                   (Unaudited)

                             SEE ACCOMPANYING NOTES
                         Azul Studios International Inc.
                          (A Development Stage Company)
                       INTERIM CONSOLIDATED BALANCE SHEETS
                      December 31, 2005 and March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                     December 31,        March 31,
                                                     ASSETS                              2005               2005
                                                     ------                              ----               ----
Current
    Cash                                                                           $         1,539   $        4,721

Equipment - Note 3                                                                           1,117            1,717
                                                                                   ---------------   --------------

                                                                                   $         2,656   $        6,438
                                                                                   ===============   ==============

                                                 LIABILITIES
                                                 -----------
Current
    Accounts payable and accrued liabilities - Notes 5 and 6                       $        30,758   $      180,218
    Due to related parties - Notes 5 and 6                                                   9,292            4,969
                                                                                   ---------------   --------------

                                                                                            40,050          185,187
                                                                                   ---------------   --------------

                                          STOCKHOLDERS' DEFICIENCY
                                          ------------------------
Preferred Stock
    $0.0001 par value 20,000,000 shares authorized; none issued                                  -                -
Common stock, $0.0001 par value - Note 4
    50,000,000 shares authorized
    32,423,628 shares issued (March 31, 2005: 5,576,082)                                     3,242              558
Additional paid-in capital                                                               1,359,622        1,093,831
Deficit accumulated during the prior development stage                                    (151,117)        (151,117)
Deficit accumulated during the development stage                                        (1,249,141)      (1,122,021)
                                                                                   ---------------   --------------

                                                                                           (37,394)        (178,749)
                                                                                   ---------------   --------------

                                                                                   $         2,656   $        6,438
                                                                                   ===============   ==============

                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three and nine months ended December 31, 2005
                and 2004, and for the period April 1, 2000 (Date
                         of Commencement of Development
                           Stage) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                 April 1, 2000
                                                                                                                   (Date of
                                                                                                                 Commencement
                                                                                                                of Development
                                                  Three months ended                 Nine months ended             Stage) to
                                                      December 31,              December 31,     December 31,     December 31,
                                                2005             2004             2005             2004             2005
                                                ----             ----             ----             ----             ----
Expenses
 Advertising and promotion                  $        331  $         5,540  $        2,984   $        11,604  $        44,692
 Amortization                                        190              478             600             1,608           21,018
 Audit and accounting fees - Note 5                5,216            7,321          16,094            23,394          101,891
 Bank charges and interest                            89              277             335               891           84,105
 Consulting fees - Note 5                          9,000           24,700          42,000            73,200          486,981
 Investor relations and marketing fees
 - Note 5                                          6,090           12,365          28,270            42,590          107,450
 Legal fees - Note 5                               5,978            6,000          19,544            22,306           89,386
 Office, telephone and miscellaneous
 - Note 5                                          5,505           16,988          15,700            43,940          153,114
 Software research and development                     -                -               -                 -           66,410
 Transfer agent fees                                   -                -             198             2,430            6,123
 Travel                                                -            1,607           1,416            14,119           79,956
                                          ---------------  ---------------  --------------   ---------------  ---------------

Loss before other items                          (32,399)         (75,276)       (127,141)         (236,082)      (1,241,126)
                                          ---------------  ---------------  --------------   ---------------  ---------------

Other items:
  Write-off of equipment                               -           (2,686)              -            (2,686)          (4,011)
  Loss on disposal of equipment                        -                 -               -            (2,217)          (2,217)
  Gain (loss) on foreign exchange                     90               383              21               383           (1,787)
                                          ---------------   ---------------  --------------   ---------------  ---------------

                                                      90           (2,303)             21            (4,520)          (8,015)
                                          ---------------  ---------------  --------------   ---------------  ---------------

Net loss for the period                      $   (32,309) $       (77,579) $     (127,120)  $      (240,602) $    (1,249,141)
                                          ===============  ===============  ==============   ===============  ===============

Basic and diluted loss per share             $     (0.01) $         (0.01) $        (0.02)  $         (0.05)
                                          ===============  ===============  ==============   ===============

Weighted average number of shares
 outstanding for the period                    5,867,903        5,576,082       5,673,709         5,162,161
                                          ===============  ===============  ==============   ===============



                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended December 31, 2005 and 2004,
                     and for the period April 1, 2000 (Date
                         of Commencement of Development
                           Stage) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                 April 1, 2000
                                                                                                                   (Date of
                                                                                                                 Commencement
                                                                                                                of Development
                                                                                  Nine months ended               Stage) to
                                                                                      December 31,                December 31,
                                                                                2005              2004                2005
                                                                                ----              ----                ----
Cash flows used in Operating Activities
  Net loss for the period                                                  $     (127,120)  $      (240,602)  $     (1,249,141)
  Add items not involving cash:
   Amortization                                                                       600             1,608             21,018
   Write-off of equipment                                                               -             2,686              4,011
   Loss on disposal of equipment                                                        -             2,217              2,217
  Changes in non-cash working capital items related to operations:
   Prepaid expenses                                                                     -              (594)                 -
   Payables and accrued liabilities                                               114,351            19,314            469,161
                                                                           ---------------   ---------------   ----------------

                                                                                  (12,169)         (215,371)          (752,734)
                                                                           ---------------   ---------------   ----------------

Cash Flows used in Investing Activity
   Acquisition of capital assets                                                        -                 -            (16,447)
                                                                           ---------------   ---------------   ----------------

Cash Flows provided by Financing Activities
    Increase in amount due to related parties                                       8,987             4,666             13,956
    Increase in loans payable to stockholders                                                          210,720            363,496
    Increase in convertible debenture                                                   -                 -            278,114
    Proceeds from common stock subscriptions                                                                 -             35,000
                                                                           ---------------   ---------------   ----------------

                                                                                    8,987           215,386            690,566
                                                                           ---------------   ---------------   ----------------

    Increase (decrease) in cash during the period                                  (3,182)               15            (78,615)

    Cash, beginning of the period                                                   4,721             5,241             80,154
                                                                           ---------------   ---------------   ----------------

    Cash, end of the period                                                $        1,539   $         5,256   $          1,539
                                                                           ===============   ===============   ================

    Supplementary disclosure of cash flow information Cash paid for:
    Interest                                                               $            -   $             -   $            620
                                                                           ===============   ===============   ================

Non-cash transactions - Notes 4 and 5


                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              DEFICIENCY for the period September 23, 1996 (Date of
                         Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                          Deficit
                                                                                         Accumulated     Deficit
                                                                                         During prior  Accumulated
                                                              Note 4          Additional  Development   During the
                                                           Common Shares       Paid-in      Stage      Development
                                                     ----------------------
                                                        Number    Par Value    Capital    (Note 1)       Stage         Total
                                                        ------    ---------    -------    --------       -----         -----
Stock issued for cash      - at $0.20 per share            500   $        -   $     100   $       -   $           -   $      100
Cash contributed by a director                               -            -         100           -               -          100
Additional paid-in capital for
organizational  expenses incurred by a director on
behalf of the Company                                        -            -         972           -               -          972
Stock issued for "The Source" license at
fair market value of
                           - at $0.002 per share       522,750           52         993           -               -        1,045
Net loss for the period                                      -            -          -            -               -            -
                                                   ------------- ----------- ----------- -----------   ------------- ------------

Balance, March 31, 1997                                523,250           52       2,165           -               -        2,217
Cash contributed by a director                               -            -         100           -               -          100
Stock issued for "Humates" license
at a fair market value of
                            - at $0.002 per share       50,000            5          95           -               -          100
Additional paid-in capital for organizational
expenses incurred by a director on behalf of
the Company                                                  -            -         346           -               -          346
Net loss for the year ended March 31, 1998                   -            -           -           -               -            -
                                                   ------------- ----------- ----------- -----------   ------------- ------------

Balance, March 31, 1998                                573,250           57       2,706           -               -        2,763
Additional paid-in capital for organizational
expenses incurred by a director on behalf of
the Company                                                  -            -         160           -               -          160
Net loss for the year ended March 31, 1999                   -            -           -           -               -            -
                                                   ------------- ----------- ----------- -----------   ------------- ------------

Balance, March 31, 1999                                573,250           57       2,866           -               -        2,923
Capital stock issued for cash at $0.0002 per share   3,000,000          300         300           -               -          600
Cancelled shares                                    (1,000,000)        (100)        100           -               -            -
Net loss for the year ended March 31, 2000                   -            -           -    (151,117)              -     (151,117)
                                                  -------------- ----------- ----------- -----------   ------------- ------------

Balance, March 31, 2000                              2,573,250          257       3,266    (151,117)              -     (147,594)

                                                                        ./cont'd

                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.               Continued
                          (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              DEFICIENCY for the period September 23, 1996 (Date of
                         Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                          Deficit
                                                                                         Accumulated     Deficit
                                                                                         During prior  Accumulated
                                                              Note 4          Additional  Development   During the
                                                           Common Shares       Paid-in      Stage      Development
                                                     ----------------------
                                                        Number    Par Value    Capital    (Note 1)       Stage         Total
                                                        ------    ---------    -------    --------       -----         -----

Balance, March 31, 2000 (forward)                    2,573,250          257       3,266     (151,117)            -     (147,594)
Net loss for the year ended March 31, 2001                   -            -           -            -      (432,637)    (432,637)
                                                  -------------- ----------- ------------ ------------ ------------- -----------

Balance, March 31, 2001                              2,573,250          257       3,266     (151,117)     (432,637)    (580,231)
Net loss for the year ended March 31, 2002                   -            -           -            -      (105,220)    (105,220)
                                                  -------------- ----------- ------------ ------------ ------------- -----------

Balance, March 31, 2002                              2,573,250          257       3,266     (151,117)     (537,857)    (685,451)
Capital stock subscribed pursuant to debt
settlement agreements                                  229,499           23     114,176            -             -      114,199
Capital stock subscribed pursuant to
conversion of debentures                             1,222,903          122     611,330            -             -      611,452
Net loss for the year ended March 31, 2003                   -            -           -            -       (54,557)     (54,557)
                                                  -------------- ----------- ------------ ------------ ------------- -----------

Balance, March 31, 2003                              4,025,652          402     728,772     (151,117)     (592,414)     (14,357)
Capital stock subscribed at $0.02 per share
pursuant to debt settlement agreements                 500,000           50       9,950            -             -       10,000
Capital stock subscribed for cash
           - at $0.10 per share                        350,000           35      34,965            -             -       35,000
Capital stock subscribed pursuant to debt
settlement agreement, valued
           - at $0.10 per share                         75,000            8       7,492            -             -        7,500
Net loss for the year ended March 31, 2004                   -            -           -            -      (231,518)    (231,518)
                                                  -------------- ----------- ------------ ------------ ------------- -----------

Balance, March 31, 2004                              4,950,652          495     781,179     (151,117)     (823,932)    (193,375)
Capital  stock and warrants  issued  pursuant
to debt  settlement agreement
- Note 4   - at $0.50 per share                        625,430           63     312,652            -             -      312,715
Net loss for the year ended March 31, 2005                   -            -           -            -      (298,089)    (298,225)
                                                  -------------- ----------- ------------ ------------ ------------- -----------

Balance, March 31, 2005                              5,576,082          558   1,093,831     (151,117)   (1,122,021)    (178,749)

                                                                        /cont'd

                             SEE ACCOMPANYING NOTES

                         AZUL STUDIOS INTERNATIONAL INC.               Continued
                          (A Development Stage Company)
                 INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS'
              DEFICIENCY for the period September 23, 1996 (Date of
                         Inception) to December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                          Deficit
                                                                                         Accumulated     Deficit
                                                                                         During prior  Accumulated
                                                              Note 4          Additional  Development   During the
                                                           Common Shares       Paid-in      Stage      Development
                                                     ----------------------
                                                        Number    Par Value    Capital    (Note 1)        Stage         Total
                                                        ------    ---------    -------    --------        -----         -----


Balance, March 31, 2005 (forward)                    5,576,082          558    1,093,831     (151,117)  (1,122,021)  (178,749)
Capital stock issued to settle debts
                 - at 0.01 per share                26,847,546        2,684      265,791            -            -    268,475
Net loss for the six months ended
December 31, 2005                                            -            -            -            -     (127,120)  (127,120)
                                                  -------------- ------------ ----------- ------------ ------------ ----------

Balance, December 31, 2005                          32,423,628   $    3,242  $ 1,359,622   $ (151,117) $(1,249,141)  $(37,394)
                                                  ============== ============ =========== ============ ============ ==========

 Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger (Note 1).

                             SEE ACCOMPANYING NOTES

                         Azul Studios International Inc.
                          (A Development Stage Company)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

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

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("FAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to December 31, 2005. Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern prepared on a going concern basis, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $1,400,258 since its inception, has a working capital deficiency of $38,511 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 2
 ---------



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

Note 3        Equipment

                                                                                 December 31, 2005
                                                                 --------------------------------------------------
                                                                                   Accumulated
                                                                      Cost         Depreciation          Net
            Computer equipment                                   $           -    $           -    $           -
            Computer software                                              544              511               33
            Office equipment                                             2,778            2,390              388
            Office furniture                                             3,772            3,076              969
                                                                 -------------    -------------    -------------

                                                                 $       7,094    $       5,977    $       1,117
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
                                                                 =============    =============    =============

                                      -11-

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 3
 ---------

Note 4        Capital Stock
              -------------
              Effective December 30, 2005, the Company reverse split its issued common stock on the basis of one new share for two old shares. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect to the reverse stock splits. Accordingly the issued and outstanding shares of common stock of the Company was reduced from 11,152,164 to 5,576,082, and the Articles of Incorporation of the Company was amended to reduce the authorized shares of common stock of the Company from 100,000,000 to 50,000,000.

              The  retroactive  restatement  of  the  issued  common  shares  is
              required  by  the  Securities  and  Exchange   Commission's  Staff
              Accounting Bulletin, Topic 4c.

              Changes in Securities
              ---------------------
              On December 31, 2005, the Company issued 26,847,546 shares at $0.01 per share to settle debts with related parties of the Company.

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

              In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. At December 31, 2005, 109,375 of these options were exercisable.

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

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 4
 ---------


Note 4        Capital Stock - (cont'd)
              -------------

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

              During the year ended March 31, 2005, the Board of Directors of the Company approved the formation of an advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company. Each member of that advisory Board will be compensated with stock options to acquire up to 50,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at $0.50 per share. The vesting period on the options commences the date of the initial meeting of the Advisory Board. The Company considers it appropriate to measure the fair value of the options using the stock price and other measure assumptions on the date of the initial meeting of the Advisory Board. As of December 31, 2005, no such meeting has been held, and the options have not been valued.

              Share Purchase Warrants

              At  December  31,  2005,   312,715  share  purchase  warrants  are
              outstanding. Each warrant entitles the holder to purchase one additional common share of the company at $0.50 per share until September 30, 2007.

Note 5        Related Party Transactions - Note 4
              --------------------------

              a) Amounts paid or accrued to directors of the Company, former directors of the Company and related companies in which a director is a partner or associate are as follows:

                                                                                        Nine months ended
                                                                                          December 31,
                                                                                     2005              2004
                                                                                     ----              ----
                  Accounting fees                                              $         6,663   $        14,944
                  Consulting fees                                                       42,000            60,700
                  Investor relation fees                                                28,000            36,000
                  Legal fees                                                            18,000            18,000
                  Office, telephone and miscellaneous                                    5,606            19,300
                                                                               ---------------   ---------------

                                                                               $       100,269   $       148,944
                                                                               ===============   ===============

                                      -13-

Azul Studios International Inc.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
December 31, 2005
(Stated in US Dollars)
(Unaudited) - Page 5
 ---------




Note 5        Related Party Transactions - Note 4 - (cont'd)
              --------------------------

              b) Included in accounts payable and accrued liabilities as at December 31, 2005 is $100 (March 31, 2005: $160,079) due to a
                  director of the Company, a company in which a director is an associate and companies controlled by a former director of the Company.

              c)  Amounts due to  related  parties  of  $9,292  (March 31, 2005:
                  $4,969) are owing to stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

Note 6        Subsequent Events
              -----------------
              On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company. The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid. The repayment term is not fixed. The loan is secured by other shareholders of the Company to be paid from any proceeds that they may receive upon the sale of their shares.

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

During the quarter ended December 31, 2005 and to date, the primary source of capital has been loans from existing shareholders. It is management's intention to secure additional debt and equity financings by way of securing a conventional mortgage on the property it is planning on acquiring, debt from shareholders and through private placements of the Company's common stock.

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

FINANCIAL  RESULTS

During the nine months ended December 31, 2005 the Company incurred a loss of $127,120, compared with a loss of $240,602 for the corresponding period of the prior fiscal year. This decrease in the net loss reflects primarily the limited ability of the Company to raise capital and thus limits the Company's growing efforts in developing the Azul business initiative. Much of the Company's expenses are associated with administrative costs and the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC.

The funding of operations during the nine months ended December 31, 2005 were provided by creditors of the Company, providing services unpaid during the period aggregating $114,351. In addition related party loans of $8,987 assisted with the Company's expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at December 31, 2005, the Company had $1,539 in cash, as compared with $4,721 in cash at March 31, 2005. At December 31, 2005, the Company had a working capital deficiency of $38,511. This working capital deficiency balance reflects the settlement of $268,475 of debts owed by the Company by the issuance of shares of the capital stock of the Company. Of the company's current liabilities, $9,392 is due to stockholders, officers and affiliates and accordingly, the working capital deficiency for trade creditors is $29,119. Of that working capital deficiency $8,676 relates to the Company's subsidiary in Barcelona, Spain. During the period under review the Company has substantially improved its working capital deficiency position.

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


Item 2.    Change in Securities

Effective December 30, 2005, the Company reverse split its issued common stock on the basis of one new for two old. and the Articles of Incorporation of the Company was amended to reduce the authorized shares of common stock of the Company from 100,000,000 to 50,000,000. The number of shares and the share prices referred to in this report have been restated wherever applicable to give retroactive effect on the reverse stock splits.

On December 31, 2005, the Company issued 26,847,546 shares at $0.01 per share to settle debts with related parties of the Company.

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

           1 for 2 Reverse Split of Authorized Capital and Unregistered Sales of Equity Securities


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