Form 10KSB
period 2006-03-31
Modern City Entertainment Inc.
filed 2007-06-01
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934     For the fiscal year ended March 31, 2006

[   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934    For the transition period from _____ to ______

Commission file number  000-50468

Modern City Entertainment Inc.
(Exact name of small business issuer as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8551 Sunrise Boulevard, Suite 210, Ft. Lauderdale, Florida	33322
(Address of principal executive offices)	(Zip Code)

(305) 970-4898
 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act

Common stock, par value $0.0001 per share
(Title of Class)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.Yes  [X ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

The issuer’s revenues for its most recent fiscal year: $0

As of May 31, 2007, the aggregated market value of the common stock held by non-affiliates was approximately $8,130,909 based upon the price at which the common shares were sold in the most recent private placement.

As of May 31, 2007, there were 32,523,638 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I

Item 1.  Description of Business

Modern City Entertainment Inc. (formerly Azul Studios International Inc.) (the “Company”) is a development stage Company incorporated on September 23, 1996 under the laws of the state of Texas.  In July 1999 the Company changed its jurisdiction to the State of Washington through a merger agreement with Realty Technologies Inc. (RTI).  That business was subsequently renamed to Equinta Corp and sold. The Company then changed the name of the Company to eCourier Corps Inc. (ECC) and commenced the development a business model in the courier business which was subsequently abandoned.   In March 2004, the Board of Directors of the Company were presented with a business plan and opportunity to acquire all right, title and interest to a business plan by the name of Azul Studios from a shareholder of the Company.  In April 2004 the Board of Directors revised  and approved the business plan, and commenced operations with limited success under the name “Azul Studios International Inc.”

On February 28, 2007, Modern City Entertainment Inc. (formerly Azul Studios International Inc.) entered into an agreement for the acquisition of a Company called Modern City Entertainment LLC, a Miami based development stage independent movie Company, which is in the business of acquiring, producing and distributing feature films internationally.  The Company currently has the rights to six screenplays and is in the process of securing financing for the development of its first production.

The initial screenplay being developed is a movie called “Padre Pio The Signs of Heaven” which is a real life journey through the life, beliefs and miraculous events in the life of Padre Pio.  It is management’s intention to produce this using the highest quality of effects to capture the compelling realism of his life and thereby capture the imagination of audiences worldwide.

Item 2.  Description of Property

The following table sets forth information relating to each of the Company's offices as of March 31, 2006.  The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at March 31, 2006 was $926.

PRINCIPLE BUSINESS OFFICE

Modern City Entertainment Inc. (formerly Azul Studios International Inc.)
Suite 4500, 601 Union Street,
Seattle, Washington
98101

ADMINISTRATIVE BUSINESS OFFICE

Georgia Corporate Management Ltd
500 – 666 Burrard St.
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

Effective December 30, 2005, the Company reverse split its issued common stock on the basis of one new share for two old shares and the Articles of Incorporation of the Company was amended to reduce the authorized shares of common stock of the Company from 100,000,000 to 50,000,000. The number of shares referred to in this Annual Report on Form 10-KSB has been restated wherever applicable to give retroactive effect to the reverse stock split.

As of March 31, 2006,  the Company had 32,423,628 shares of common stock outstanding, par value $0.0001, held by approximately 416 shareholders of record.

During the fiscal year ended March 31, 2006, and to date the Company issued unregistered-securities as follows:

On December 31, 2005, the Company issued 26,847,546 shares at $0.01 per share to settle debts with related parties of the Company.

On February 28, 2007, the Company issued 100,000 shares at a price of $0.25 per share to Modern City Entertainment LLC.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the Company's financial position and results of operation and should be read in conjunction with the information set forth under Item 1 – Description of Business  and the consolidated financial statement and notes thereto appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks faced by us described in the Annual Report and in other documents we file with the Securities and Exchange Commission.

GENERAL

The Company is a development stage enterprise and is in the process of building upon the developing business of it’s newly acquired subsidiary Modern City Entertainment LLC.  The Company is currently seeking equity financing in order to commence production of the Company’s initial screen play called Padre Pio, Signs of Heaven. To date, no operating revenues have been generated.  The Company's operations to date have consumed substantial amounts of cash.  The Company's negative cash  flow  from operations  is expected to continue and to accelerate in the foreseeable future as the Company develops it’s initial production.

During the year ended March 31, 2006 and to date, the primary source of capital has been loans from, and equity sales to, existing shareholders. Upon the acquisition of Modern City Entertainment LLC, on February 28, 2007, the Company’s consolidated cash balance was increased to $276,500 comprised of the cash balance in the Company’s subsidiary Company. It is management’s intention to secure additional equity financings by way of further private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The Company will be seeking investment capital for the development of its initial screenplay, and the marketing of that screenplay once complete. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

YEAR ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

The Company incurred a loss from operations of $169,219 compared to a loss of $298,089 in the previous fiscal year.  The current year loss reflects a lower average expenditure as the Company has decreased it’s activity in trying to finance its real estate aspirations and has focused upon the development of another area of activity, which has been successfully consummated with the acquisition of Modern City Entertainment LLC.

YEAR ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004

The net loss of the Company increased from $231,518 in 2004 to $298,089 in fiscal year ended March 31, 2005.  This increase in net loss reflects the commencement of business associated with the adoption of the Azul Studios business plan and the execution of that business

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 the Company had a negative working capital balance of $79,265.  However of that balance $28,328 is comprised of amounts due to shareholders, officers and affiliates.  Accordingly the net working capital deficiency to trade creditors was $50,937. However, as a result of the acquisition of Modern City Entertainment LLC, the Company’s consolidated working capital has become a surplus in the amount of approximately $ 94,122.

The Company is in the process of taking its securities up to trade on the OTCBB which management believe will facilitate the future financing of the Company, from new and existing shareholders.

Item 7.  Financial Statements

MODERN CITY ENTERTAINMENT, INC.

(formerly Azul Studios International Inc.)

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	Amisano Hanson
Chartered Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Modern City Entertainment, Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Modern City Entertainment, Inc. (formerly Azul Studios International Inc.) (A Development Stage Company) and its subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years ended March 31, 2006 and 2005 and the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern City Entertainment, Inc. (formerly Azul Studios International Inc.) (A Development Stage Company) and its subsidiaries as of March 31, 2006 and 2005 and the results of their operations and their cash flows for the years ended March 31, 2006 and 2005 and the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
April 23, 2007, except as to Note 1 which is as of April 27, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773
V6C 2T7	E-MAIL: amishan@telus.net

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and 2005
(Stated in US Dollars)

		2006	2005
ASSETS
Current
Cash		$1,108	$4,721

Equipment– Note 3		926	1,717

		$2,034	$6,438

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$62,888	$180,218
Due to related parties – Note 7		11,610	4,969
Loans payable to stockholders – Note 4		5,875	-

		80,373	185,187

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
20,000,000	shares authorized; none issued	-	-
Common stock, $0.0001 par value – Note 5
50,000,000	shares authorized
32,423,628	shares issued (2005: 5,576,082)	3,242	558
Additional paid-in capital		1,360,776	1,093,831
Deficit accumulated during the prior development stage		(151,117)	(151,117)
Deficit accumulated during the development stage		(1,291,240)	(1,122,021)

		(78,339)	(178,749)

		$2,034	$6,438

Nature and Continuance of Operations – Note 1
Commitments – Note 5
Subsequent Events – Notes 4 and 8

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended March 31, 2006 and 2005 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2006
(Stated in US Dollars)

			April 1, 2000
			(Date of
			Commencement
			of Development
	Years ended		Stage) to
	March 31,		March 31,
	2006	2005	2006

Expenses
Advertising and promotion	$2,984	$14,342	$44,692
Amortization	791	1,854	21,209
Audit and accounting fees – Note 7	38,518	31,394	124,315
Bank charges and interest – Note 7	1,529	1,011	85,299
Consulting fees – Note 7	46,500	91,200	491,481
Investor relations and marketing fees – Note 7	31,270	54,680	110,450
Legal fees – Note 7	26,756	29,825	96,598
Office, telephone and miscellaneous – Note 7	19,251	51,277	156,665
Software research and development	-	-	66,410
Transfer agent fees	59	2,930	5,984
Travel	1,416	14,809	79,956

Loss before other items	(169,074)	(293,322)	(1,283,059)

Other items:
Write-off of equipment – Note 3	-	(2,686)	(4,011)
Loss on disposal of equipment – Note 3	-	(2,217)	(2,217)
Foreign currency adjustments	(145)	136	(1,953)

	(145)	(4,767)	(8,036)

Net loss for the year	$(169,219)	$(298,089)	$(1,291,240)

Basic and diluted loss per share	$(0.01)	$(0.06)

Weighted average number of shares outstanding for the year	12,269,580	5,264,224

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 2006 and 2005 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2006 (Stated in US Dollars)

			April 1, 2000
			(Date of
			Commencement
			of Development
	Years ended		Stage) to
	March 31,		March 31,
	2006	2005	2006

Cash flows used in Operating Activities
Net loss for the period	$(169,219)	$(298,089)	$(1,291,240)
Add items not involving cash:
Amortization	791	1,854	21,209
Donated interest	1,154	-	1,154
Write-off of equipment	-	2,686	4,011
Loss on disposal of equipment	-	2,217	2,217
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	146,481	76,278	501,291

	(20,793)	(215,054)	(761,358)

Cash Flows used in Investing Activity
Acquisition of equipment	-	-	(16,447)

Cash Flows provided by Financing Activities
Increase in amount due to related party	11,305	3,814	16,274
Increase in loan payable to stockholders	5,875	210,720	369,371
Increase in convertible debenture	-	-	278,114
Proceeds from common stock subscriptions	-	-	35,000

	17,180	214,534	698,759

Decrease in cash during the period	(3,613)	(520)	(79,046)

Cash, beginning of the period	4,721	5,241	80,154

Cash, end of the period	$1,108	$4,721	$1,108

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$620

Non-cash transactions – Notes 3 and 5

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to March 31, 2006
(Stated in US Dollars)

				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Stock issued for cash - at $0.20 per share	500	$-	$100	$-	$-	$100
Cash contributed by a director	-	-	100	-	-	100
Additional paid-in capital for organizational expenses incurred by a director on behalf of the Company	-	-	972	-	-	972
Stock issued for “The Source” license at fair market value of - at $0.002 per share	522,750	52	993	-	-	1,045
Net loss for the period	-	-	-	-	-	-

Balance, March 31, 1997	523,250	52	2,165	-	-	2,217
Cash contributed by a director	-	-	100	-	-	100
Stock issued for “Humates” license at a fair market value of - at $0.002 per share	50,000	5	95	-	-	100
Additional paid-in capital for organizational expenses incurred by a director on behalf of the Company	-	-	346	-	-	346
Net loss for the year ended March 31, 1998	-	-	-	-	-	-

Balance, March 31, 1998	573,250	57	2,706	-	-	2,763
Additional paid-in capital for organizational expenses incurred by a director on behalf of the Company	-	-	160	-	-	160
Net loss for the year ended March 31, 1999	-	-	-	-	-	-

Balance, March 31, 1999	573,250	57	2,866	-	-	2,923
Capital stock issued for cash at $0.0002 per share	3,000,000	300	300	-	-	600
Cancelled shares	(1,000,000)	(100)	100	-	-	-
Net loss for the year ended March 31, 2000	-	-	-	(151,117)	-	(151,117)

Balance, March 31, 2000	2,573,250	257	3,266	(151,117)	-	(147,594)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to March 31, 2006
(Stated in US Dollars)
				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Balance, March 31, 2000 (forward)	2,573,250	257	3,266	(151,117)	-	(147,594)
Net loss for the year ended March 31, 2001	-	-	-	-	(432,637)	(432,637)

Balance, March 31, 2001	2,573,250	257	3,266	(151,117)	(432,637)	(580,231)
Net loss for the year ended March 31, 2002	-	-	-	-	(105,220)	(105,220)

Balance, March 31, 2002	2,573,250	257	3,266	(151,117)	(537,857)	(685,451)
Capital stock subscribed pursuant to debt settlement agreements	229,499	23	114,176	-	-	114,199
Capital stock subscribed pursuant to conversion of debentures	1,222,903	122	611,330	-	-	611,452
Net loss for the year ended March 31, 2003	-	-	-	-	(54,557)	(54,557)

Balance, March 31, 2003	4,025,652	402	728,772	(151,117)	(592,414)	(14,357)
Capital stock subscribed at $0.02 per share pursuant to debt settlement agreement	500,000	50	9,950	-	-	10,000
Capital stock subscribed for cash - at $0.10 per share	350,000	35	34,965	-	-	35,000
Capital stock subscribed pursuant to debt settlement agreement, valued - at $0.10 per share	75,000	8	7,492	-	-	7,500
Net loss for the year ended March 31, 2004	-	-	-	-	(231,518)	(231,518)

Balance, March 31, 2004	4,950,652	495	781,179	(151,117)	(823,932)	(193,375)
Capital stock and warrants issued pursuant to debt settlement agreement – Note 5 - at $0.50 per share	625,430	63	312,652	-	-	312,715
Net loss for the year ended March 31, 2005	-	-	-	-	(298,089)	(298,089)

Balance, March 31, 2005	5,576,082	558	1,093,831	(151,117)	(1,122,021)	(178,749)
Capital stock issued pursuant to debt settlement agreement – Notes 5 and 7 - at 0.01 per share	26,847,546	2,684	265,791	-	-	268,475
Donated Interest	-	-	1,154	-	-	1,154
Net loss for the year ended March 31, 2006	-	-	-	-	(169,219)	(169,219)

Balance, March 31, 2006	32,423,628	$3,242	$1,360,776	$(151,117)	$(1,291,240)	$(78,339)

Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger (Note 1).

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Stated in US Dollars)

Note 1                 Nature and Continuance of Operations

Modern City Entertainment, Inc. (formerly Azul Studios International Inc.) (the “Company”) was incorporated on September 23, 1996 under the laws of the State of Texas as Alvin Consulting Inc.  On July 15, 1999, the stockholders of the Company approved a merger with a newly incorporated company in the State of Washington and the surviving company, Realty Technologies Inc., operates under the laws of the State of Washington.  On August 12, 1999 stockholders of the Company approved an amendment to the articles of the Company changing its name to Equinta Corp.  On April 10, 2000, the stockholders of the Company approved a change to the articles of the Company changing its name to Courier Corps Inc.  On May 16, 2000, the stockholders the Company approved a change in the name of the Company to eCourierCorps Inc.  On March 12, 2004, the Company changed its name to Modern City Entertainment, Inc. and adopted a business plan to develop a group of boutique hotels catering to the professional photographers and film artists.  In July 2004 the Company incorporated Azul Studios Properties S.L., in Barcelona, Spain, a wholly-owned subsidiary to hold the property that the Company intends to acquire in Spain and to operate the Azul Studios facility to be developed in that country.  The Company also incorporated a wholly-owned corporation, Azul Media Inc., in the State of Washington on March 8, 2005.  The Company intended to develop a group of professional photographic studios in select locales around the world.  On June 29, 2006, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, Azul Studios Property, S.L. (Note 8).  On February 28, 2007, the Company agreed to acquire Modern City Entertainment LLC (“MCE”), a Miami based development stage independent movie company, which is in the business of acquiring, producing and distributing feature films internationally (Note 8).  Currently the Company has no revenue.

On April 27, 2007, the Company changed its name to Modern City Entertainment, Inc.

The Company is currently a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7.  As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to March 31, 2006.  Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

Note 1                 Nature and Continuance of Operations– (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $1,442,357 since its inception, has a working capital deficiency of $79,265 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries, Azul Studios Property, S.L. (“ASP, S.L.”) and Azul Media Inc.  All significant intercompany transactions and balances have been eliminated on consolidation.

Development Stage Company

The Company complies with FAS No. 7 for its characterization of the Company as development stage.

Note 2                 Summary of Significant Accounting Policies– (cont’d)

Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with FAS No. 144, “Accounting for the Impairment of Long-lived Assets”.  Certain long-lived assets held by the Company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Accordingly, an impairment loss is recognized in the year it is determined.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FAS, No. 109 “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When necessary, a valuation allowance is recorded to reduce tax assets to an amount for which realization is more likely than not.  The effect of changes in tax rates is recognized in the period in which the rate change occurs.

Basic and Diluted Loss Per Share

The Company reports basic loss per share in accordance with the FAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Diluted loss per share includes the potentially dilutive effect of outstanding debt and stock options which are convertible into common shares.  Diluted loss per share has not been provided as it would be anti-dilutive.

Equipment and Amortization

Equipment is recorded at cost. Amortization is provided using the declining balance method at the following rates:

Computer equipment	30%

Computer software	40%

Office equipment	30%

Office furniture	20%

Equipment additions during the year are amortized at one-half rates.

Note 2                 Summary of Significant Accounting Policies– (cont’d)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to the short term maturity of such instruments.  Due to related parties and loans payable to stockholders also approximate fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Convertible Debt

The Company accounts for convertible debt as required by APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

Stock-based Compensation

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

Foreign Currency Translation

The Company’s wholly-owned subsidiary, Azul Studios Property S.L., translates amounts from its functional currency, Euro, to the reporting currency, United States dollars, in accordance with FAS No. 52, “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholder’s deficiency and included in comprehensive loss.

Monetary assets and liabilities are translated into the functional currency at the exchange rate in effect at the end of the period.  Non-monetary assets and liabilities are translated at the exchange rate prevailing when the assets were acquired or the liabilities assumed.  Revenues and expenses are translated at the rate approximating the rate of exchange on the transaction date.  All exchange gains and losses are included in the determination of net loss for the year.

Note 2                 Summary of Significant Accounting Policies– (cont’d)

New Accounting Standards

In December 31, 2004, the FASB issued FAS 123R “Share-based Payment,” a revision to FAS 123.  FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions.  For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005.  Early adoption is permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt FAS 123R on April 1, 2006.  Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on our statement of operation, although it will have no impact on our overall financial position.  The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Note 3                 Equipment

		2006
		Accumulated
	Cost	Amortization	Net

Computer software	$544	$516	$28
Office equipment	2,778	2,425	353
Office furniture	3,772	3,227	545

	$7,094	$6,168	$926

		2005
		Accumulated
	Cost	Amortization	Net

Computer equipment	$17,167	$17,167	$-
Computer software	544	497	47
Office equipment	2,778	2,282	496
Office furniture	3,772	2,598	1,174

	$24,261	$22,544	$1,717

During the year ended March 31, 2005, the Company disposed of office furniture for $708 of trade debt outstanding, resulting in a loss of $2,217.  During the same period, the Company also wrote off computer equipment that was impaired and had no market value, resulting in a loss of $2,686.

Note 4                 Loan Payable to Stockholders

On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company.  The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid.  The repayment term is not fixed.  The loan is further secured by other shareholders of the Company to be paid from any proceeds that they receive upon the sale of their shares.   Subsequent to March 31, 2006, the Company borrowed an additional $10,240 from the same shareholder under the same terms.

Note 5                 Capital Stock

Effective December 30, 2005, the Company reverse split its issued common stock on the basis of one new share for two old shares and the Articles of Incorporation of the Company was amended to reduce the authorized shares of common stock of the Company from 100,000,000 to 50,000,000. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect to the reverse stock split.

The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin, Topic 4c.

Changes in Securities

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

In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share.  The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014.  At March 31, 2006, these options were all exercisable.

The Company does not record compensation expense on the granting of stock options to employees.  In accordance with FAS No. 123R “Share-Based Payment”, disclosure of pro forma net loss and net loss per share is required and is calculated by determining the fair value of the options using fair value option pricing models.  The Company has determined the fair value of vested employee stock options using the fair value method.

Note 5	Capital Stock – (cont’d)

Stock Option Plan and Stock-based Compensation– (cont’d)

The fair value for these stock options was estimated at the date of grant using the following weighted average assumptions:

Expected volatility	490%
Dividend yield	0%
Weighted average expected life of stock options	10 yrs
Risk-free interest rate	4.04%

In July 2004, the Board of Directors of the Company approved the formation of an Advisory Board for the Company comprised of individuals with backgrounds complimentary to the business plans of the Company.  Each member of that advisory Board will be compensated with stock options to acquire up to 50,000 shares in the common stock of the Company, vesting quarterly over two years and exercisable at a price of $0.50 per share.  The vesting period on the options commences on the date of the initial meeting of the Advisory Board.  The Company considers it appropriate to measure the fair value of the options using the stock price and other measure assumptions on the date of the initial meeting of the Advisory Board.  As of March 31, 2006, no such meeting has been held and the options have not been valued.

Share Purchase Warrants

At March 31, 2006, 312,715 share purchase warrants are outstanding. Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2007.

Note 6                 Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:

	2006	2005

Future tax assets
Non-capital loss carryforward	$480,011	$442,786
Valuation allowance for deferred tax asset	(480,011)	(442,786)

	$-	$-

Note 6                 Income Taxes– (cont’d)

The amount taken into income as future tax assets must reflect that portion of the income tax loss carryforwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

As at March 31, 2006, the Company has accumulated non-capital losses totalling approximately $1,423,986, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 7                 Related Party Transactions– Note 5

a)	Amounts paid or accrued to directors of the Company, former directors and related companies or companies in which a director is a partner or associate are as follows:

	2006	2005

Accounting fees	$9,082	$17,944
Consulting fees	46,500	78,700
Donated interest expense	1,154	-
Investor relation fees	31,000	48,000
Legal fees	24,000	24,000
Office	6,723	21,800

	$118,459	$190,444

b)
Included in accounts payable and accrued liabilities as at March 31, 2006 is $16,718  (2005:  $160,079) due to a director of the Company and a company in which a director of the Company is an associate and companies controlled by a former director of the Company.

c)
Amounts due to related parties of $11,610 (2005: $4,969) are owing to significant stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.  During the year ended March 31, 2006, the Company imputed interest at 10% and recorded $1,154 (2005: $Nil) as interest expense.

Note 8                 Subsequent Events

a)	Pursuant to an Agreement of Purchase and Sale dated June 29, 2006, the Company sold all the issued and outstanding shares of its wholly-owned subsidiary, ASP, S.L. for $216.

b)
On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company.  In the event that the Company does not obtain a public listing on or before February 28, 2008, the tendered shares will be returned to the shareholder and the units of MCE will be returned to the unit holders.  This transaction is expected to be accounted for as a reverse acquisition.

c)	Pursuant to a sale and purchase of shares agreement dated February 28, 2007, the Company issued 100,000 shares of its common stock at $0.25 per share for total proceeds of $25,000.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Accountants on accounting and financial disclosure matters or otherwise.

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer. of the Company's disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Company’s chief executive officer and chief financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following table sets forth the names and ages of, and all positions and offices held by, each of the Company’s directors and its executive officers. Also set forth are the dates the Company’s directors were initially elected to the Board of Directors , a summary of each identified person’s business experience during the last five years and any directorship(s) held in other companies with securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended.

Directors and Executive Officers

Name	Age	Director Since	Positions

James L. Vandeberg	63	May 24, 1999	Director

Michael Lorenz	40	March 12, 2004	Director

William Erfurth	46	April 27, 2007	President & Director

Frank Pierce	68	April 27, 2007	Director

Joseph Greco	35	April 27, 2007	Director

Joe Sollecito	45	April 27, 2007	Director

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

Mr. Michael Lorenz has more than a decade of experience at executive levels with some of the largest hotel organizations in the world and has achieved a track record for setting aggressive sales and marketing goals, meeting and exceeding those objectives. Mr. Lorenz is currently a VP of sales for IMI Living, a South Carolina based business. Previously, he was employed by The Ritz-Carlton Hotels overseeing the sales and marketing for existing properties in the Caribbean and Mexico, and was intimately involved with strategizing and orchestrating the launch of new product in that area.

Mr. Bill Erfurth comes to filmmaking from a non-traditional background.  From November, 1981 to the present, Mr. Erfurth has been affiliated with the Miami-Dade Police Department in Miami, Florida.  Mr. Erfurth was promoted to Lieutenant in 1997 and assigned as Commander of The Tactical Narcotics Team (TNT).  This unit became the most productive unit in the Miami-Dade Police Department’s history, and recognized nationally as one of the top units in the country. As leader of TNT, Mr. Erfurth was responsible for the supervision of 130 officers, and a multi-million dollar budget.   Currently, Mr. Erfurth is assigned as the Commander of a Multi-Agency Violent Crime Task Force, (S.T.I.N.G.) Street Tactics Intervention Group.    In 1995 Mr. Erfurth hosted a new radio show. The show, Copnet - the Police Radio Network became a nationally syndicated radio program, airing in 100 markets, and the first syndicated show of its kind to be hosted by active police officers. “Copnet” aired for nine years, winning three Achievements in Radio Awards. In 2001, while still working on the radio show, Mr. Erfurth, was approached by the Discovery Channel and the BBC to do an eight-part mini-series about the TNT police unit entitled The Real Miami Vice. On location filming with TNT lasted for four months. Upon completion of filming, Mr. Erfurth traveled to London to work with the editors on the final cut. The show still airs currently on both networks.In 2002, Mr. Erfurth became a Consultant and Technical Advisor for Bad Boys II. His Tactical Narcotics Team was featured in the movie. Mr. Erfurth served as Technical Advisor to Producer Jerry Bruckheimer, and Director Michael Bay. To this day, Mr. Erfurth maintains an active and regular association with Bruckheimer Films, Disney Studios, Sony Pictures, Warner Brothers, and Michael Bay Films, providing Consultant, Technical Advisor, and Research & Development services for major studio productions.

Mr. Frank Pierce Mr. Pierce enlisted in the United States Coast Guard in 1955 and was honorably discharged in 1959. After his military service Mr. Pierce was employed by the Miami Springs Police Department from 1959 to 1965. Later in 1965 Mr. Pierce joined the Miami-Dade Police Department and served there until June 30th, 2001.  Officially retired from Police duty now for the last five years, Mr. Pierce has become a successful Real Estate Investor and Venture Capitalist.

Mr. Joseph Greco  Writer/Director Joseph Greco’s feature film debut, Canvas, stars Academy Award winner Marcia Gay Harden, Emmy Award winner Joe Pantoliano.  The film premiered at the Hamptons International Film Festival and has been heralded by critics and audiences alike.  Canvas has since won the Audience Award, Best Dramatic Performance Award for Joe Pantoliano, and a Best Director Award for Mr. Greco at the Ft. Lauderdale International Film Festival.  The project  is slated for release in 2007.
Mr. Greco was born in Hollywood, Florida and graduated Florida State University’s School of Motion Picture, Television and Recording Arts. While at FSU, Mr. Greco attended into the Film School’s London Film Study Program.

After graduating from film school, Joseph Greco worked under the auspices of film director James Cameron at Lightstorm Entertainment during the making of Titanic.  Greco worked at THX, Lucasfilm on such projects as Star Wars Episodes I & II, and went on to supervise the color timing and printing of The Legend of Bagger Vance, The Contender and The Academy Award winning film Shrek in Rome, Italy.  Greco has produced, directed & edited several corporate projects for The Walt Disney Company.

Mr. Greco is a member of the Directors Guild of America.

Mr. Joe Sollecito enlisted in the United States Coast Guard Reserves in 1980 and served as a Hospital Corpsman/EMT until 1987.  In 1987, Mr. Sollecito joined the Miami-Dade Fire Department.  Mr. Sollecito founded United Sleep Diagnostics, Inc in January of 2000, a South Florida company specializing in the diagnosis and treatment of Sleep Disorders.  Under his direction, United Sleep Diagnostics has grown from a small company performing ambulatory sleep testing, to currently one of the largest independent sleep testing companies in South Florida, with multiple freestanding and hospital-based facilities.  Mr. Sollecito currently lives in South Florida where he divides his time as a Lieutenant for Miami Dade Fire Rescue, CEO of United Sleep Diagnostics, Real Estate Investor, and Board Executive for Modern City Entertainment LLC.

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

Item 10.  Executive Compensation

With the exception of Mr. Erfurth, who has an employment contract providing a monthly compensation of $3,000USD per month paid by the Company’s subsidiary Modern City Entertainment LLC.  Executive officers of the Company currently do not receive any remuneration in their capacity  as  Company  executive officers. The following table sets forth information concerning the compensation for services to the Company from businesses of which the Director or Executive officer exercised significant influence, for the years ended March 31, 2006, 2005, and 2004.

Summary Compensation Table

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Accounting, administration and office expenses (1)	Legal Fees (2) $	Consulting Fees (1) $	Investor Relations Fees (1) $	Stock Options (3) #	All Other compensations $
James Vandeberg President	2006		24,000	-	-	-	-
	2005		24,000	-	-	-	-
	2004		22,000	-	-	125,000	-
Michael Lorenz Director	2006		-	-	-	-	-
	2005		-	-	-	-	-
	2004		-	-	-	125,000	-
Mark Geoghegan Former Director	2006	16,959		46,500	31,000
	2005	39,744	-	78,700	48,000	-	-
	2004	44,573	-	86,000	24,000	-	-

(1)
Represents fees charged by Bay Management Ltd., a company controlled by Mr. Mark Geoghegan, for its consulting and  investor relations services for the three fiscal years ended March 31, 2006, 2005 and 2004. In addition, during 2006 Bay Management Ltd. paid $15,805 (2005 - $39,744) for accounting and administrative services and office expenses for the Company and those were also charged to the Company. As of March 31, 2006, $10,618 of the fees were accrued but unpaid.

(2)	Represents fees charged by Mr. James Vandeberg for his legal services in the fiscal year ended March 31, 2006. As of March 31, 2006, $6,000 of the fees were accrued but unpaid.
(3)
Represents stock options granted pursuant to the Company’s Stock Option Plan, including 125,000 options granted and fully vested to Mr. James Vandeberg, and 125,000 options granted to Mr. Michael Lorenz, vesting quarterly over a period of 2 years.  Refer to the Stock Options table below for more information.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers and outstanding at March 31, 2006

Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year 2004 vested by March 31, 2006	Exercise Price per share	Expiration Date

James Vandeberg	125,000	100%	$0.50	June 30, 2013

Michael Lorenz	125,000	100%	$0.50	March 12, 2014

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

Shareholders / Beneficial Owners/ Percentage	Number of Shares

Mr. Bill Erfurth (9.43%) – President – MCE	3,067,447

Mr. & Mrs. Kesselman (8.84%)	2,875,732

Mr. Ron Stone (6.48%)	2,108,870

Mr. Christian Ramirez (6.48%)	2,108,870

Mr. Frank Pierce (7.37%)	2.396,443

Georgia Corporate Management Ltd. (9.86%)	3,209,598

Otto Law Group (8.61%)	2,800,000

Directors and executive officers as a group	7,631,444

Item 12.  Certain Relationships and Related Transactions

During the years ended March 31, 2006 and 2005, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

Item 13.  Exhibits

Exhibit number	Descriptions

31.1	SARBANES-OXLEY SECTION 302 CERTIFICATION

32.1	SARBANES-OXLEY SECTION 906 CERTIFICATION

Item 14. Principal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended March 31, 2006, the Company's principal  accountant billed $17,190 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10SB Form 10-QSB.

For the year ended March 31, 2005, the Company's principal accountant billed $11,750 in fees for the audit of the Company’s annual financial statements.

Tax Fees

The Company's  principal  accountant  did not bill any tax fees during the years ended March 31, 2006 and 2005.

All Other Fees

The Company's principal  accountant did not bill any other fees during the years ended March 31, 2006 and 2005.

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

Modern City Entertainment Inc.

Date: May 31, 2007	By:	/s/ William Erfurth
William Erfurth
President and Director