Form 10KSB/A
period 2006-03-31
Modern City Entertainment Inc.
filed 2007-07-09
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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
(Title of Class)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.Yes  [X ]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X]

The issuer’s revenues for its most recent fiscal year: $0

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

Effective December 30, 2005, the Company reverse split its issued common stock on the basis of one new share for two old shares and the Articles of Incorporation of the Company was amended to reduce the authorized shares of common stock of the Company from 100,000,000 to 50,000,000. The number of shares referred to in this Annual Report on Form 10-KSB/A has been restated wherever applicable to give retroactive effect to the reverse stock split.

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

On February 28, 2007, the Company issued 100,000 shares at a price of $0.25 per share to Modern City Entertainment LLC.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following is a discussion and analysis of the Company's financial position and results of operation and should be read in conjunction with the information set forth under Item 1 – Description of Business  and the consolidated financial statement and notes thereto appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-KSB/A, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks faced by us described in the Annual Report and in other documents we file with the Securities and Exchange Commission.

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

Item 8A.  Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer (who is the same individual) and management have evaluated the effectiveness of our disclosure controls and procedures of the Company.  Based on management’s evaluation together with the chief executive officer/chief financial officer’s evaluation, they have concluded that the Company’s disclosure controls and procedures effectively ensure that (i) information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified by the SEC and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Modern City Entertainment Inc.

Date: June 26, 2007	By:	/s/ William Erfurth
William Erfurth
President and Director