Form 10QSB
period 2007-06-30
Modern City Entertainment Inc.
filed 2007-07-25
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number  000-50468

Modern City Entertainment Inc.

(Exact name of small business issuer as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8551 Sunrise Boulevard, Suite 210, Ft. Lauderdale, Florida  33322

 (Address of principal executive offices)

(305) 970-4898

(Issuer’s telephone number)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.Yes  [X ]    No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 20, 2007 34,363,628 Shares of common stock, $0.0001 par value, were outstanding.

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act):                       Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MODERN CITY ENTERTAINMENT INC.
FORM 10-QSB
JUNE 30, 2006

PART 1                      FINANCIAL INFORMATION

Item 1.                                Financial Statements

MODERN CITY ENTERTAINMENT, INC.

(formerly Azul Studios International Inc.)

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

(Stated in US Dollars)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005
(Stated in US Dollars)

		June 30	March 31
ASSETS		2006	2006

Current
Cash		$79	$1,108

Equipment– Note 3		-	926

		$79	$2,034

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$52,070	$62,888
Due to related parties – Note 7		12,870	11,610
Loans payable to stockholders – Note 4		16,284	5,875

		81,224	80,373

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
20,000,000	shares authorized; none issued	-	-
Common stock, $0.0001 par value – Note 5
50,000,000	shares authorized
32,423,628	shares issued (2005: 5,576,082)	3,242	3,242
Additional paid-in capital		1,360,776	1,360,776
Deficit accumulated during the prior development stage		(151,117)	(151,117)
Deficit accumulated during the development stage		(1,294,047)	(1,291,240)

		(81,146)	(78,339)

		$79	$2,034

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2006 and 2005 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to June 30, 2006
(Stated in US Dollars)

			April 1, 2000
			(Date of
			Commencement
			of Development
	Three months ended		Stage) to
	June 30,		June 30,
	2006	2005	2006

Expenses
Advertising and promotion	$-	$2,382	$44,692
Amortization	171	218	21,379
Audit and accounting fees – Note 7	5,970	7,786	128,224
Bank charges and interest – Note 7	33	157	85,332
Consulting fees – Note 7	4,500	18,000	495,981
Investor relations and marketing fees – Note 7	3,000	12,090	113,450
Legal fees – Note 7	(6,000)	7,591	90,598
Office, telephone and miscellaneous – Note 7	4,256	5,313	160,910
Software research and development	-	-	66,410
Transfer agent fees	125	148	6,109
Travel	-	1,416	79,956

Loss before other items	(12,055)	(55,101)	(1,283,059)

Other items:
Write-off of equipment – Note 3	756	-	(4,011)
Loss on disposal of equipment – Note 3	-	-	(2,217)
(Gain) on disposition of Azul Studios Property SL	(11,384)		(3,874)
Write off of loan due from ASPSL	1,129
Foreign currency adjustments	251	(28)	(1,953)

	(9,248)	(28)	(8,036)

Net loss for the period	$(2,807)	$(55,129)	$(1,291,240)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding For the year	32,423,638	5,576,082

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2006 and 2005 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to June 30, 2006 (Stated in US Dollars)

			April 1, 2000
			(Date of
			Commencement
			of Development
	Three months ended		Stage) to
	June 30,		March 31,
	2006	2005	2006

Cash flows used in Operating Activities
Net loss for the period	$(2,807)	$(55,129)	$(1,294,047)
Add items not involving cash:
Amortization	171	218	21,380
Donated interest	-	-	1,154
Write-off of equipment	756	-	4,767
Loss on disposal of equipment	-	-	2,217
Gain on disposal of Azul Studios Property SL	(11,384)	-	(11,384)
Write off loan due from ASPSL	942		942
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	252	49,140	501,543

	(12,070)	(5,771)	(773,428)

Cash Flows used in Investing Activity
Acquisition of equipment	-	-	(16,447)

Cash Flows provided by Financing Activities
Increase in amount due to related party	1,260	1,731	17,534
Increase in loan payable to stockholders	10,409	-	379,780
Increase in convertible debenture	-	-	278,114
Proceeds from common stock subscriptions	-	-	35,000
Net cash decrease from disposition of ASPSL	(628)	-	(628)

	11,041	1,731	709,800

Decrease in cash during the period	(1,029)	(4,040)	(80,075)

Cash, beginning of the period	1,108	4,721	80,154

Cash, end of the period	$79	$681	$79

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$620
Non-cash transactions – Notes 3 and 5

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to June 30, 2006
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

…/cont’d.

Continued

     MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to June 30, 2006
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

 Continued
 MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to June 30, 2006
(Stated in US Dollars)

				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Balance, March 31, 2006 (forward)	32,423,628	3,242	1,360,776	(151,117)	(1,291,240)	(78,339)
Net loss for the three months ended June 30, 2006	-	-	-	-	(2,807)	(2,807)

Balance, June 30, 2006	32,423,628	3,242	1,360,776	(151,117)	(1,294,047)	(81,146)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
(Stated in US Dollars)
(Unaudited)

Note 1                 Nature and Continuance of Operations

Modern City Entertainment, Inc. (formerly Azul Studios International Inc.) (the “Company”) was incorporated on September 23, 1996 under the laws of the State of Texas as Alvin Consulting Inc.  On July 15, 1999, the stockholders of the Company approved a merger with a newly incorporated company in the State of Washington and the surviving company, Realty Technologies Inc., operates under the laws of the State of Washington.  On August 12, 1999 stockholders of the Company approved an amendment to the articles of the Company changing its name to Equinta Corp.  On April 10, 2000, the stockholders of the Company approved a change to the articles of the Company changing its name to Courier Corps Inc.  On May 16, 2000, the stockholders the Company approved a change in the name of the Company to eCourierCorps Inc.  On March 12, 2004, the Company changed its name to Azul Studios International Inc. and adopted a business plan to develop a group of boutique hotels catering to the professional photographers and film artists.  In July 2004 the Company incorporated Azul Studios Properties S.L., in Barcelona, Spain, a wholly-owned subsidiary.  The Company also incorporated a wholly-owned corporation, Azul Media Inc., in the State of Washington on March 8, 2005.  The Company intended to develop a group of professional photographic studios in select locales around the world.  On June 29, 2006, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, Azul Studios Property, S.L..  On February 28, 2007, the Company agreed to acquire Modern City Entertainment LLC (“MCE”), a Miami based development stage independent movie company, which is in the business of acquiring, producing and distributing feature films internationally (Note 8).  Currently the Company has no revenue.

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

Note 1                 Nature and Continuance of Operations– (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $1,445,164 since its inception, has a working capital deficiency of $81,145 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary, Azul Media Inc.  All significant intercompany transactions and balances have been eliminated on consolidation.

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

Foreign Currency Translation

The Company’s previously wholly-owned subsidiary, Azul Studios Property S.L. (disposed of on June 29, 2006), translates amounts from its functional currency, Euro, to the reporting currency, United States dollars, in accordance with FAS No. 52, “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholder’s deficiency and included in comprehensive loss.

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

Note 2                 Summary of Significant Accounting Policies– (cont’d)

New Accounting Standards

In December 31, 2004, the FASB issued FAS 123R “Share-based Payment,” a revision to FAS 123.  FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions.  FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans and the accounting for income tax effects of share-based payment transactions.  For small business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005.  The Company adopted FAS 123R on April 1, 2006.  Accordingly, the adoption of FAS 123R’s fair value method may have a significant impact on our statement of operation, although it will have no impact on our overall financial position.  The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

Note 3                 Equipment

	2006
		Accumulated
	Cost	Amortization	Net

Computer software	$544	$521	$23
Office equipment	2,778	2,450	328
Office furniture	3,772	3,367	405

	$7,094	$6,338	$756
Write off of equipment – June 30, 2006			$756

	2005
		Accumulated
	Cost	Amortization	Net

Computer equipment	$-	$-	$-
Computer software	544	503	41
Office equipment	2,778	2,318	460
Office furniture	3,772	2,774	998

	$7,094	$5,595	$1,499

During the three months ended June 30, 2006, the Company disposed of its equipment for no proceeds.

Note 4                 Loan Payable to Stockholders

On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company.  The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid.  The repayment term is not fixed.  The loan is further secured by other shareholders of the Company to be paid from any proceeds that they receive upon the sale of their shares.   Subsequent to June 30, 2006, the Company borrowed an additional $10,240 from the same shareholder under the same terms.

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

Note 6                 Income Taxes– (cont’d)

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at June 30, 2006, the Company has accumulated non-capital losses totaling approximately $1,426,793, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 7                 Related Party Transactions– Note 5

a)	Amounts paid or accrued to directors of the Company, former directors and related companies or companies in which a director is a partner or associate are as follows:

	2006	2005

Accounting fees	$3,909	$2,450
Consulting fees	4,500	18,000
Donated interest expense	-	-
Investor relation fees	3,000	12,000
Legal fees	6,000	6,000
Office	1,200	2,050

	$18,609	$40,500

b)
Included in accounts payable and accrued liabilities as at June 30, 2006 is $24,766  (March 31 2005:  $16,718) due to a director of the Company and a company in which a director of the Company is an associate and companies controlled by a former director of the Company.

c)
Amounts due to related parties of $14,934 (March 31, 2005: $11,610) are owing to significant stockholders and a former director of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

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

d)
On February 28, 2007 in conjunction with the agreement referred to in 8(b) above, certain shareholders of the Company agreed to tender an additional 9,030,112 shares into a pooling and an escrow agreement which provides for the sale of some of those shares and that the proceeds be used for the settlement of certain liabilities of the Company, payable to those shareholders in the amount of $125,822.

e)
On June 12, 2007, the Company approved the adoption of a 2007 employee and director stock option plan for the issuance of up to 2,100,000 options to acquire common stock of the Company at a price of $0.25 per share.  The Company further approved the issuance of 1,000,000 options out of the 2,100,000 to acquire stock, to certain officers and directors of the Company at the price of $0.25 per share.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes, " “anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward- looking statements. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in this Quarterly Report and in other documents we file with the Securities and Exchange Commission.

BUSINESS  DEVELOPMENT

During the quarter and to date the Company has continued to devote its efforts into establishing a new business for the Company.  As noted herein the Company entered into an agreement with Modern City Entertainment LLC unit holders to acquire that entity and to continue to progress that Companies developments as an independent movie Company. This acquisition represents a change in the Company’s focus in the media industry from that of a service Company, providing facilities for photography and film production, to the active acquisition and development of feature film.   The Company's operations to date have consumed substantial amounts of cash.  The Company's negative cash flow  from operations  is expected to continue and to accelerate in the foreseeable future as the Company secures and develops it’s developing slate of films.  Cash flows generated from financing activities are the current focus of the Company’s efforts.

During the quarter ended June 30, 2006 and to date, the primary source of capital has been private placements from new and existing shareholders. It is management’s intention to secure additional equity financings primarily through private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The funding will be required at accelerating rates once the Company commences production of it’s initial film. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

FINANCIAL  RESULTS

During the three months ended June 30, 2006 the Company incurred a loss of $2,807, compared with a loss of $55,129 for the corresponding period of the prior fiscal year.  This decrease in the net loss reflects primarily the Company’s reduced activities as it seeks an alternative approach to its market. Much of the Company’s expenses are associated with administrative costs and the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC.

The funding of operations during the three months ended June 30, 2006 were provided by way of loans from existing stockholders in the amount of $10,409.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at June 30, 2006, the Company had $79 in cash, as compared with $681 in cash at June 30, 2005. At June 30, 2006, the Company had a working capital deficiency of $81,145.  Of the company’s current liabilities, $39,700 is due to stockholders, officers and affiliates and accordingly, the working capital deficiency for trade creditors on June 30, 2006 was $41,445.  At the date of this report the consolidated working capital position has increased to a cash balance of $601,504 less some long standing liabilities aggregating $125,822 to certain shareholders that have agreed to subordinate their debts and settle them from future financing from share sales and unpaid salaries and expenses of $55,500.

Item 3.                      Controls and Procedures

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

On February 28, 2007 the Company completed a private placement of 100,000 shares at a price of $0.25 pursuant to a Regulation 506 exemption.

On July 11, 2007 the Company completed upon an additional private placement of 1,138,000 shares at a price of $0.25 per share with aggregate proceeds of $284,500 pursuant to a regulation 506 exemption from registration.

Item 3.                      Defaults upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

None

Item 5.                      Other Information

None

Item 6.                      Exhibits and Reports on Form 8-K

8K/A – Change in Control of Registrant

A. Exhibits

Exhibit No.                                Descriptions

31.1	Certification of Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

Attached to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

By: /s/ William Erfurth
                                     William Erfurth

President & Director

Date: July 25, 2007