Form 10QSB/A
period 2006-07-02
Modern City Entertainment Inc.
filed 2007-07-27
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For the quarterly period ended June 30, 2006

OR

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

EXPLANATORY NOTE

This Form 10-QSB/A  is being filed to amend the Modern City Entertainment Inc, ("the Company") Quarterly Report on form 10QSB for the period ended June 30, 2006, in order to reflect the correction of certain wording provided in the certifications of the Chief Executive Officer in Exhibit 31.1 pursuant to Section 302 of the Sarbanes-Oxley Act and Exhibit 32.1 pursuant to Section 906 of the Sarbanes-Oxley Act.

MODERN CITY ENTERTAINMENT INC.
FORM 10-QSB/A
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

None

Item 5.                      Other Information

None

Item 6.                      Exhibits and Reports on Form 8-K

8K/A – Change in Control of Registrant

A. Exhibits

Exhibit No.                                Descriptions

31.1	Certification of Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

Attached to this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

By: /s/ William Erfurth
                                     William Erfurth

President & Director

Date: July 27, 2007