Form 10QSB
period 2006-09-30
Modern City Entertainment Inc.
filed 2007-08-15
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For the transition period from                                                                 to

Commission file number  000-50468

Modern City Entertainment Inc.

(Exact name of small business issuer as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8551 Sunrise Boulevard, Suite 210, Ft. Lauderdale, Florida, 33322

(Address of principal executive offices)

(305) 970-4898

(Issuer’s telephone number)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.Yes ☑   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 3, 2007 34,363,628 Shares of common stock, $0.0001 par value, were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MODERN CITY ENTERTAINMENT INC.
FORM 10-QSB
SEPTEMBER 30, 2006

PART 1                      FINANCIAL INFORMATION

Item 1.                                Financial Statements

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

(Stated in US Dollars)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and March 31, 2006
(Stated in US Dollars)

		September 30	March 31
ASSETS		2006	2006

Current
Cash		$(11)	$1,108

Equipment– Note 3		-	926

		$(11)	$2,034

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$43,454	$62,888
Due to related parties – Note 7		35,599	11,610
Loans payable to stockholders – Note 4		16,115	5,875

		95,168	80,373

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
20,000,000	shares authorized; none issued	-	-
Common stock, $0.0001 par value – Note 5
50,000,000	shares authorized
32,423,628	shares issued (2005: 5,576,082)	3,242	3,242
Additional paid-in capital		1,360,776	1,360,776
Deficit accumulated during the prior development stage		(151,117)	(151,117)
Deficit accumulated during the development stage		(1,308,080)	(1,291,240)

		(95,179)	(78,339)

		$(11)	$2,034

Nature and Continuance of Operations – Note 1
Commitments – Note 5
Subsequent Events – Notes 4 and 8

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended September 30, 2006 and 2005 and for the period April 1, 2000 (Date of Commencement of Development Stage) to September 30, 2006
(Stated in US Dollars)

					April 1, 2000
					(Date of
					Commencement
					of Development
	Three months ended		Six months ended		Stage) to
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006

Expenses
Advertising and promotion	$-	$271	$-	$2,653	$44,692
Amortization	-	192	171	410	21,380
Audit and accounting fees – Note 5	4,642	3,092	10,612	10,878	134,927
Bank charges and interest	30	89	63	246	85,362
Consulting fees – Note 5	4,500	15,000	9,000	33,000	500,481
Investor relations and marketing fees – Note 5	3,000	10,090	6,000	22,180	116,450
Legal fees – Note 5	-	5,975	(6,000)	13,566	90,598
Office, telephone and miscellaneous – Note 5	1,986	4,882	6,242	10,195	162,907
Software research and development	-	-	-	-	66,410
Transfer agent fees	(125)	50	-	198	5,984
Travel	-	-	-	1,416	79,956

Loss before other items	(14,033)	(39,641)	(26,088)	(94,742)	(1,309,147)

Other items:
Write-off of equipment – Note 3	-	-	756	-	(3,255)
Loss on disposal of equipment – Note 3	-	-	-	-	(2,217)
(Gain) on disposition of Azul Studios Property SL	-		(11,384)		(11,384)
Write off of loan due from ASPSL	-		1,129		1,129
Foreign currency adjustments	-	-	251	(69)	(1,702)

		-	(9,248)	(69)	(17,429)

Net loss for the period	$(14,033)	$(39,641)	$(16,840)	$(94,811)	$(1,291,718)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding for the period	32,423,628	5,576,082	32,423,628	5,576,082

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended September 30, 2006 and 2005 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to September 30, 2006 (Stated in US Dollars)
			April 1, 2000
			(Date of
			Commencement
			of Development
	Six months ended		Stage) to
	September 30,		September 30,
	2006	2005	2006

Cash flows used in Operating Activities
Net loss for the period	$(16,840)	$(94,811)	$(1,308,080)
Add items not involving cash:
Amortization	171	410	21,380
Donated interest	-	-	1,154
Write-off of equipment	756	-	4,767
Loss on disposal of equipment	-	-	2,217
Gain on disposal of Azul Studios Property SL	(11,384)	-	(11,384)
Write off loan due from ASPSL	942		942
Foreign currency adjustment	214		214
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	(8,579)	86,954	492,712
Increase in amounts due to related party	23,989	3,288	40,263
	(10,731)	(7,447)	(755,815)

Cash Flows used in Investing Activity
Acquisition of equipment	-	-	(16,447)

Cash Flows provided by Financing Activities
Increase in loan payable to stockholders	10,240	-	379,611
Increase in convertible debenture	-	-	278,114
Proceeds from common stock subscriptions	-	-	35,000
Net cash decrease from disposition of ASPSL	(628)	-	(628)
	9,612	3,288	692,097
Decrease in cash during the period	(1,119)	(4,159)	(80,165)
Cash, beginning of the period	1,108	4,721	80,154
Cash, end of the period	$(11)	$562	$(11)
Supplementary disclosure of cash flow information
Cash paid for:
Interest	$63	$263	$85,362
Non-cash transactions – Notes 3 and 5

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 1 2006 to September 30, 2006
(Stated in US Dollars)
				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Balance, April 1, 2006	32,423,628	3,242	1,360,776	(151,117)	(1,291,240)	(78,339)
Net loss for the six months ended September 30, 2006	-	-	-	-	(16,840)	(16,840)

Balance, September 30, 2006	32,423,628	3,242	1,360,776	(151,117)	(1,308,080)	(95,179)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and March 31, 2006
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

On April 27, 2007, the Company changed its name to Modern City Entertainment, Inc.

The Company is currently a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7.  As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to September 30, 2006.  Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $1,459,197 since its inception, has a working capital deficiency of $95,179 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary, Azul Media Inc.  All significant inter-company transactions and balances have been eliminated on consolidation.

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

Note 2                 Summary of Significant Accounting Policies– (cont’d)

Effective December 31, 2006, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position. For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated condensed financial statements. For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements. The provisions of FIN 48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48. Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48. We did identify certain potential liabilities that would have met the pre FIN 48 accruals criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

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

Note 2                 Summary of Significant Accounting Policies– (cont’d)

Convertible Debt

The Company accounts for convertible debt as required by APB Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.

Stock-based Compensation

The Company adopted SFAS No. 123R, "Accounting for Stock-Based Compensation". This statement requires a public entity  to  measure  the cost of  employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide  service.

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

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

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

During the six months ended September 30, 2006, the Company disposed of its equipment for no proceeds.

Note 4                 Loan Payable to Stockholders

On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company.  The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid.  The repayment term is not fixed.  The loan is further secured by other shareholders of the Company to be paid from any proceeds that they receive upon the sale of their shares.   On June 12, 2006, the Company borrowed an additional $10,240 from the same shareholder under the same terms.

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

Share Purchase Warrants

At September 30, 2006, 312,715 share purchase warrants are outstanding.  Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2007.

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

As at September 30, 2006, the Company has accumulated non-capital losses totaling approximately $1,428,638, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 7                 Related Party Transactions– Note 5

a)	Amounts paid or accrued to directors of the Company, former directors and related companies or companies in which a director is a partner or associate are as follows:

	2006	2005

Accounting fees	$7,051	$4,016
Consulting fees	9,000	33,000
Donated interest expense	-	-
Investor relation fees	6,000	22,000
Legal fees	(6,000)	12,000
Office	1,739	3,358

	$17,790	$74,374

b)
Included in accounts payable and accrued liabilities as at September 30, 2006 is $35,599  (March 31 2006:  $16,718) due to a director of the Company and a company in which a director of the Company is an associate and companies controlled by a former director of the Company.

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

During the quarter ended September 30, 2006 and to date, the primary source of capital has been private placements from new and existing shareholders. It is management’s intention to secure additional equity financings primarily through private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The funding will be required at accelerating rates once the Company commences production of it’s initial film. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

FINANCIAL  RESULTS

During the three months ended September 30, 2006 the Company incurred a loss of $14,033, compared with a loss of $39,641 for the corresponding period of the prior fiscal year.  This decrease in the net loss reflects primarily the Company’s reduced activities as it seeks an alternative approach to its market. Much of the Company’s expenses are associated with administrative costs and the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC.

The funding of operations during the three months ended September 30, 2006 were provided by way of loans from existing stockholders in the amount of $10,240.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at September 30, 2006, the Company had a nil cash balance, as compared with $1,108 in cash at March 30, 2006. At September 30, 2006, the Company had a working capital deficiency of $96,179.  Of the company’s current liabilities, $35,599 is due to stockholders, officers and affiliates and accordingly, the working capital deficiency for trade creditors on September 30, 2006 was $60,580.  At the date of this report the consolidated working capital position has increased to a cash balance of $634,298 less some long standing liabilities aggregating $125,822 to certain shareholders that have agreed to subordinate their debts and settle them from future financing from share sales.

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

On July 31, 2007 the Company completed upon an additional private placement of 2,008,000 shares at a price of $0.25 per share with aggregate proceeds of $502,000 pursuant to a regulation 506 exemption from registration.

On August 5, 2007 the Company completed upon additional private placement of shares at a price of $1.00 per share with aggregate proceeds of $37,000 pursuant to a regulation 506 exemption from registration.

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

Modern City Entertainment Inc.

Date: August 6, 2007	By:	/s/ William Erfurth
William Erfurth
President & Director