Form 10QSB
period 2006-12-31
Modern City Entertainment Inc.
filed 2007-08-15
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

(305) 970-4898

(Issuer’s telephone number)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.Yes  [X ]    No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 10, 2007 34,371,628 Shares of common stock, $0.0001 par value, were outstanding.

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act):                                                                                                                      Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MODERN CITY ENTERTAINMENT INC.

FORM 10-QSB

DECEMBER 31, 2006

INDEX

PART I                      FINANCIAL INFORMATION

PART 1                      FINANCIAL INFORMATION

Item 1.                                Financial Statements

MODERN CITY ENTERTAINMENT, INC.

(formerly Azul Studios International Inc.)

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Stated in US Dollars)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and March 31, 2006
(Stated in US Dollars)

	December 31	March 31
ASSETS	2006	2006

Current
Cash	$-	$1,108

Equipment– Note 3	-	926

	$-	$2,034

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$45,080	$62,888
Due to related parties – Note 7	47,832	11,610
Loans payable to stockholders – Note 4	16,284	5,875

	109,196	80,373

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value – Note 5
50,000,000 shares authorized
32,423,628 shares issued (2005: 5,576,082)	3,242	3,242
Additional paid-in capital	1,360,776	1,360,776
Deficit accumulated during the prior development stage	(151,117)	(151,117)
Deficit accumulated during the development stage	(1,322,097)	(1,291,240)

	(109,196)	(78,339)

	$-	$2,034

Nature and Continuance of Operations – Note 1
Commitments – Note 5
Subsequent Events – Notes 4 and 8

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended December 31, 2006 and 2005 and for the period April 1, 2000 (Date of Commencement of Development Stage) to December 31, 2006
(Stated in US Dollars)

					April 1, 2000
					(Date of
					Commencement
					of Development
	Three months ended		Nine months ended		Stage) to
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006

Expenses
Advertising and promotion	$ -	$ 331	$ -	$ 2,984	$ 44,692
Amortization	-	190	171	600	21,380
Audit and accounting fees – Note 5	3,270	5,216	13,882	16,094	138,197
Bank charges and interest	12	89	75	335	85,374
Consulting fees – Note 5	4,500	9,000	13,500	42,000	504,981
Investor relations and marketing fees – Note 5	3,000	6,090	9,000	28,270	119,450
Legal fees – Note 5	-	5,978	(6,000)	19,544	90,598
Office, telephone and miscellaneous – Note 5	3,236	5,505	9,478	15,700	166,143
Software research and development	-	-	-	-	66,410
Transfer agent fees	-	-	-	198	5,984
Travel	-	-	-	1,416	79,956

Loss before other items	(14,018)	(32,399)	(40,106)	(127,141)	(1,323,165)

Other items:
Write-off of equipment – Note 3	-	-	756	-	(3,255)
Loss on disposal of equipment – Note 3	-	-	-	-	(2,217)
(Gain) on disposition of Azul Studios Property SL	-		(11,385)		(11,384)
Write off of loan due from ASPSL	-		1,129		1,129
Foreign currency adjustments	-	90	251	21	(1,702)

	-	90	(9,249)	21	(17,429)

Net loss for the period	$ 4,018)	$ 2,309)	$ 0,857)	$ 7,120)	$ (1,305,736)

Basic and diluted loss per share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)

Weighted average number of shares outstanding for the period	32,423,628	5,867,903	32,423,628	5,673,709

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended December 31, 2006 and 2005 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to December 31, 2006
(Stated in US Dollars)
			April 1, 2000
			(Date of
			Commencement
			of Development
	Nine months ended		Stage) to
	December 31,		December 31,
	2006	2005	2006

Cash flows used in Operating Activities
Net loss for the period	$(30,856)	$(127,120)	$(1,308,080)
Add items not involving cash:
Amortization	170	600	21,380
Donated interest	-	-	1,154
Write-off of equipment	756	-	4,767
Loss on disposal of equipment	-	-	2,217
Gain on disposal of Azul Studios Property SL	(11,385)	-	(11,384)
Write off loan due from ASPSL	942		942
Foreign currency adjustment	215		214
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	(6,953)	114,351	492,712
Increase in amounts due to related party	36,222	8,987	40,263
	(10,889)	(3,182)	(755,815)
Cash Flows used in Investing Activity
Acquisition of equipment	-	-	(16,447)
Cash Flows provided by Financing Activities
Increase in loan payable to stockholders	10,409	-	379,611
Increase in convertible debenture	-	-	278,114
Proceeds from common stock subscriptions	-	-	35,000
Net cash decrease from disposition of ASPSL	(628)	-	(628)
	9,781	-	692,097
Decrease in cash during the period	(1,108)	(3,182)	(80,165)
Cash, beginning of the period	1,108	4,721	80,154
Cash, end of the period	$-	$1,539	$(11)
Supplementary disclosure of cash flow information
Cash paid for:
Interest	$75	$-	$85,362
Non-cash transactions – Notes 3 and 5

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April, 2006 to December 31, 2006
(Stated in US Dollars)

				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Balance April 1, 2006	32,423,628	3,242	1,360,776	(151,117)	(1,291,240)	(78,339)
Net loss for the nine months ended December 31, 2006	-	-	-	-	(30,857)	(30,857)

Balance, December 31, 2006	32,423,628	3,242	1,360,776	(151,117)	(1,322,097)	(109,196)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and March 31, 2006
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

On April 27, 2007, the Company changed its name to Modern City Entertainment, Inc.

The Company is currently a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7.  As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to December 31, 2006.  Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $1,473,214 since its inception, has a working capital deficiency of $109,176 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 2                 Summary of Significant Accounting Policies– (cont’d)
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

During the nine months ended December 31, 2006, the Company disposed of its equipment for no proceeds.

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

Share Purchase Warrants

At December 31, 2006, 312,715 share purchase warrants are outstanding.  Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2007.

Note 6                 Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:

	2006	2005

Future tax assets
Non-capital loss carry-forward	$512,320	$442,786
Valuation allowance for deferred tax asset	(512,320)	(442,786)

	$-	$-

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at December 31, 2006, the Company has accumulated non-capital losses totaling approximately $1,451,903, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 7                 Related Party Transactions– Note 5

a)	Amounts paid or accrued to directors of the Company, former directors and related companies or companies in which a director is a partner or associate are as follows:

	2006	2005

Accounting fees	$8,821	$6,663
Consulting fees	13,500	42,000
Donated interest expense	-	-
Investor relation fees	9,000	28,000
Legal fees	(6,000)	18,000
Office	3,146	5,606

	$28,467	$100,269

b)
Included in accounts payable and accrued liabilities as at December 31, 2006 is $48,140  (March 31 2006:  $16,718) due to a director of the Company and a company in which a director of the Company is an associate and companies controlled by a former director of the Company.

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

e)
On August 10, 2007 the Company completed upon an additional private placement of 2,008,000 shares at a price of $0.25 per share with aggregate proceeds of $502,000 pursuant to a regulation 506 exemption from registration.

f)
On August 11, 2007 the Company completed upon additional private placement of shares at a price of $1.00 per share with aggregate proceeds of $37,000 pursuant to a regulation 506 exemption from registration.

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

During the quarter ended December 31, 2006 and to date, the primary source of capital has been private placements from new and existing shareholders. It is management’s intention to secure additional equity financings primarily through private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The funding will be required at accelerating rates once the Company commences production of it’s initial film. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

FINANCIAL  RESULTS

During the three months ended December 31, 2006 the Company incurred a loss of $14,018, compared with a loss of $32,309 for the corresponding period of the prior fiscal year.  This decrease in the net loss reflects primarily the Company’s reduced activities as it seeks an alternative approach to its market. Much of the Company’s expenses are associated with administrative costs and the cost of filing its quarterly report and other filings in compliance with the requirements of the Securities and Exchange Commission of the United States after the Company became a reporting enterprise with the SEC.

The funding of operations during the three months ended December 31, 2006 were provided by way of loans from related parties in the amount of $12,233.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at December 31, 2006, the Company had a nil cash balance, as compared with $1,108 in cash at March 30, 2006. At December 31, 2006, the Company had a working capital deficiency of $109,196.  Of the company’s current liabilities, $64,116 is due to stockholders, officers and affiliates and accordingly, the working capital deficiency for trade creditors on December 31, 2006 was $45,080.  At the date of this report the consolidated working capital position has increased to a cash balance of $634,298 less some long standing liabilities aggregating $125,822 to certain shareholders that have agreed to subordinate their debts and settle them from future financing from share sales.

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

On August 10, 2007 the Company completed upon an additional private placement of 2,008,000 shares at a price of $0.25 per share with aggregate proceeds of $502,000 pursuant to a regulation 506 exemption from registration.

On August 11, 2007 the Company completed upon additional private placement of shares at a price of $1.00 per share with aggregate proceeds of $37,000 pursuant to a regulation 506 exemption from registration.

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

Modern City Entertainment Inc.

Date: August 12, 2007	By:	/s/

President & Director