Form 10KSB
period 2007-03-31
Modern City Entertainment Inc.
filed 2008-01-17
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For the fiscal year ended March 31, 2007

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

As of January 15, 2008, the aggregated market value of the common stock held by non-affiliates was approximately $34,853,439 based upon the price at which the common shares were sold in the most recent private placement.

As of January 15, 2008, there were 34,853,439 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I

Item 1. Description of Business

Modern City Entertainment Inc. (formerly Azul Studios International Inc.) (the “Company”) is a development stage Company incorporated on September 23, 1996 under the laws of the state of Texas.  In July 1999 the Company changed its jurisdiction to the State of Washington through a merger agreement with Realty Technologies Inc. (RTI).  That business was subsequently renamed to Equinta Corp and the business was sold. The Company then changed the name of the Company to eCourier Corps Inc. (ECC) and commenced the development a business model in the courier business which was subsequently abandoned.   In March 2004, the Board of Directors of the Company were presented with a business plan and opportunity to acquire all right, title and interest to a business plan by the name of Azul Studios.  In April 2004 the Board of Directors revised and approved the business plan, and commenced operations with limited success under the name “Azul Studios International Inc.”

On February 28, 2007, Modern City Entertainment Inc. (formerly Azul Studios International Inc.) entered into an agreement for the acquisition of Modern City Entertainment LLC, a Miami based development stage independent movie Company, which is in the business of acquiring, producing and distributing feature films internationally.  The Company currently has the rights to six screenplays and is in the process of securing financing for the development of its first production. On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company.  This transaction is expected to be accounted for as a reverse acquisition. The shares were issued December 12, 2007

The initial screenplay being developed is a movie called “Padre Pio The Signs of Heaven” which is a real life journey through the life, beliefs and miraculous events in the life of Padre Pio.  It is management’s intention to produce this using the highest quality of effects to capture the compelling realism of his life and thereby capture the imagination of audiences worldwide.

Item 2. Description of Property

The following table sets forth information relating to each of the Company's offices as of March 31, 2007.  The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at March 31, 2007 was nil.

PRINCIPLE BUSINESS OFFICE

Modern City Entertainment Inc. (formerly Azul Studios International Inc.)
8551 Sunrise Boulevard
Suite210
Ft. Lauderdale, Florida
33322

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

As of March 31, 2007, the Company had 11,802,093 shares of common stock outstanding, par value $0.0001, held by approximately 490 shareholders of record.

During the fiscal year ended March 31, 2007, and to date the Company issued unregistered-securities as follows:

On February 28, 2007, the Company issued 100,000 shares at a price of $0.25 per share to Modern City Entertainment LLC.

On July 21, 2007, the Company issued 2,073,600 shares at a price of $0.25 per share to accredited investors within the US pursuant to a Regulation 506 exemption from Registration.

On August 20, 2007, the Company issued 256,200 shares at a price of $1.00 per share to accredited investors within the US pursuant to a Regulation 506 exemption from Registration,

On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company.  This transaction is expected to be accounted for as a reverse acquisition. The shares were issued December 12, 2007

Item 6.  Management’s Discussion and Analysis or Plan of Operation

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

On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company.  This transaction is expected to be accounted for as a reverse acquisition. The shares were issued December 12, 2007

During the year ended March 31, 2007 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Upon the acquisition of Modern City Entertainment LLC, on February 28, 2007, the Company’s consolidated cash balance was increased to $276,500 comprised of the cash balance in the Company’s subsidiary Company. Since that time, the Company has made equity sales of $518,400 at $0.25 per share and an additional $256,000 sold at $1.00 per share. It is management’s intention to secure additional equity financings by way of further private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The Company will be seeking investment capital for the development of its initial screenplay, and the marketing of that screenplay once complete. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

YEAR ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006

The Company incurred a loss from operations of $56,394 compared to a loss of $169,219 in the previous fiscal year.  The current year loss reflects a lower average expenditure as the Company has decreased it’s activity in trying to finance its real estate aspirations and has focused upon the development of another area of activity, which has been successfully consummated with the acquisition of Modern City Entertainment LLC.   The extraordinary gain arising from the disposition of Azul Studios Property SL was the disposition of a dormant subsidiary of the Company in Spain, and the Company has disposed of a net liability within the Company arising from ongoing sustaining costs.

YEAR ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

The net loss of the Company decreased from $298,089 in 2005 to $169,219 in fiscal year ended March 31, 2006.  This decrease in net loss reflects the reduction of effort associated with the adoption of the Azul Studios business plan and the execution of that business through the planned acquisition of property, and the eventual reallocation of effort into the media end of the business through the acquisition of  Modern City Entertainment LLC.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 the Company had a negative working capital balance of $99,478.  However of that balance $58,449 is comprised of amounts due to shareholders, officers and affiliates.  Accordingly the net working capital deficiency to trade creditors was $41,029. However, as a result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings the Company’s consolidated working capital has become a surplus in the amount of approximately $ 734,706.

During the year ended March 31, 2007 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Upon the acquisition of Modern City Entertainment LLC, on February 28, 2007, the Company’s consolidated cash balance was increased to $276,500 comprised of the cash balance in the Company’s subsidiary Company. Since that time, the Company has made equity sales of $518,400 at $0.25 per share and an additional $256,000 sold at $1.00 per share. It is management’s intention to secure additional equity financings by way of further private placements of the Company’s common stock.

The Company is in the process of taking its securities up to trade on the OTCBB which management believe will facilitate the future financing of the Company, from new and existing shareholders.

Item 7. Financial Statements

MODERN CITY ENTERTAINMENT, INC.

(formerly Azul Studios International Inc.)

(A Development Stage Company)
REPORT AND CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Stated in US Dollars)

Kramer Weisman and Associates, LLP
Certified Public Accountants
12515 Orange Drive, Suite 814
Davie, Florida  33330

Independent Auditor’s Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Modern City Entertainment, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheet of Modern City Entertainment, Inc. as of March 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Modern City Entertainment, Inc. as of March 31, 2006 were audited by other auditors whose report dated April 23, 2007, expressed an unqualified opinion, with an explanatory paragraph relating to the assumption the Company will continue as a going concern, on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern City Entertainment, Inc. as of March 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Davie, Florida
January 7, 2008	By:	/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and 2006
(Stated in US Dollars)

ASSETS		2007	2006

Current
Cash		$3,035	$1,108

Equipment– Note 3		-	926

		$3,035	$2,034

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7		$73,613	$62,888
Due to related parties – Note 7		12,616	11,610
Loans payable to stockholders – Note 4		16,264	5,875

		102,513	80,373

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
20,000,000	shares authorized; none issued	-	-
Common stock, $0.0001 par value – Note 5
50,000,000	shares authorized
32,423,628	shares issued (2005: 5,576,082)	3,342	3,242
Additional paid-in capital		1,385,676	1,360,776
Deficit accumulated during the prior development stage		(151,117)	(151,117)
Deficit accumulated during the development stage		(1,337,379)	(1,291,240)

		(99,478)	(78,339)

		$3,035	$2,034

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended March 31, 2007 and 2006 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2007
(Stated in US Dollars)

	Years ended		April 1, 2000 (Date of Commencement of Development Stage) to
	March 31,		March 31,
	2007	2006	2007

Expenses
Advertising and promotion	$-	$2,984	$44,692
Amortization	170	791	21,379
Audit and accounting fees	18,882	38,518	143,197
Bank charges and interest	128	1,529	85,427
Consulting fees	21,000	46,500	512,481
Investor relations and marketing fees	9,000	31,270	119,450
Legal fees	(6,000)	26,756	90,598
Office, telephone and miscellaneous	11,272	19,251	167,936
Software research and development	-	-	66,410
Transfer agent fees	375	59	6,359
Travel	560	1,416	80,516

Loss before other items	(55,387)	(169,074)	(1,338,446)

Other items:
Write-off of equipment	756	-	(4,767)
Loss on disposal of equipment	-	-	(2,217)
Foreign currency adjustments	251	(145)	(2,204)

	1,007	(145)	(9,188)

Net loss for the year before extraordinary item	$(56,394)	$(169,219)	$(1,347,634)

Extraordinary item:
Gain on sale of Azul Studios Property SL	$10,255	$-	$10,255

Net Loss for the period	$(46,139)	$(169,219)	$1,337,379

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average number of shares outstanding for the year	32,431,961	12,269,580

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended March 31, 2007 and 2006 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to March 31, 2007 (Stated in US Dollars)

			April 1, 2000
			(Date of
			Commencement
			of Development
	Years ended		Stage) to
	March 31,		March 31,
	2007	2006	2007

Cash flows used in Operating Activities
Net loss for the period	$(46,139)	$(169,219)	$(1,337,379)
Add items not involving cash:
Amortization	170	791	21,379
Donated interest	-	1,154	1,154
Write-off of equipment	756	-	4,767
Loss on disposal of equipment	-	-	2,217
Gain on disposal of Azul Studios Property SL	(10,255)		(10,255)
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	21,628	146,481	522,919

	(33,840)	(20,793)	(795,198)
Cash Flows used in Investing Activity
Acquisition of equipment	-	-	(16,447)

Cash Flows provided by Financing Activities
Increase in amount due to related party	1,006	11,305	17,280
Increase in loan payable to stockholders	10,389	5,875	379,760
Increase in convertible debenture	-	-	278,114
Proceeds from common stock subscriptions	25,000	-	60,000
Net cash decrease from sale of ASPSA	(628)	-	(628)

	35,767	17,180	734,526

Decrease in cash during the period	1,927	(3,613)	(77,119)

Cash, beginning of the period	1,108	4,721	80,154

Cash, end of the period	$3,035	$1,108	$3,035

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$620

Non-cash transactions – Notes 3 and 5

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)

				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Stock issued for cash - at $0.20 per share	500	$-	$100	$-	$-	$100
Cash contributed by a director	-	-	100	-	-	100
Additional paid-in capital for organizational expenses incurred by a director on behalf of the Company	-	-	972	-	-	972
Stock issued for “The Source” license at fair market value of- at $0.002 per share	522,750	52	993	-	-	1,045
Net loss for the period	-	-	-	-	-	-

Balance, March 31, 1997	523,250	52	2,165	-	-	2,217
Cash contributed by a director	-	-	100	-	-	100
Stock issued for “Humates” license at a fair market value of- at $0.002 per share	50,000	5	95	-	-	100
Additional paid-in capital for organizational expenses incurred by a director on behalf of the Company	-	-	346	-	-	346
Net loss for the year ended March 31, 1998	-	-	-	-	-	-

Balance, March 31, 1998	573,250	57	2,706	-	-	2,763
Additional paid-in capital for organizational expenses incurred by a director on behalf of the Company	-	-	160	-	-	160
Net loss for the year ended March 31, 1999	-	-	-	-	-	-

Balance, March 31, 1999	573,250	57	2,866	-	-	2,923
Capital stock issued for cash at $0.0002 per share	3,000,000	300	300	-	-	600
Cancelled shares	(1,000,000)	(100)	100	-	-	-
Net loss for the year ended March 31, 2000	-	-	-	(151,117)	-	(151,117)

Balance, March 31, 2000	2,573,250	257	3,266	(151,117)	-	(147,594)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Balance, March 31, 2000 (forward)	2,573,250	257	3,266	(151,117)	-	(147,594)
Net loss for the year ended March 31, 2001	-	-	-	-	(432,637)	(432,637)

Balance, March 31, 2001	2,573,250	257	3,266	(151,117)	(432,637)	(580,231)
Net loss for the year ended March 31, 2002	-	-	-	-	(105,220)	(105,220)

Balance, March 31, 2002	2,573,250	257	3,266	(151,117)	(537,857)	(685,451)
Capital stock subscribed pursuant to debt settlement agreements	229,499	23	114,176	-	-	114,199
Capital stock subscribed pursuant to conversion of debentures	1,222,903	122	611,330	-	-	611,452
Net loss for the year ended March 31, 2003	-	-	-	-	(54,557)	(54,557)

Balance, March 31, 2003	4,025,652	402	728,772	(151,117)	(592,414)	(14,357)
Capital stock subscribed at $0.02 per share pursuant to debt settlement agreement	500,000	50	9,950	-	-	10,000
Capital stock subscribed for cash - at $0.10 per share	350,000	35	34,965	-	-	35,000
Capital stock subscribed pursuant to debt settlement agreement, valued - at $0.10 per share	75,000	8	7,492	-	-	7,500
Net loss for the year ended March 31, 2004	-	-	-	-	(231,518)	(231,518)

Balance, March 31, 2004	4,950,652	495	781,179	(151,117)	(823,932)	(193,375)
Capital stock and warrants issued pursuant to debt settlement agreement – Note 5 - at $0.50 per share	625,430	63	312,652	-	-	312,715
Net loss for the year ended March 31, 2005	-	-	-	-	(298,089)	(298,089)

Balance, March 31, 2005	5,576,082	558	1,093,831	(151,117)	(1,122,021)	(178,749)
Capital stock issued pursuant to debt settlement agreement– Notes 5 and 7 - at 0.01 per share	26,847,546	2,684	265,791	-	-	268,475
Donated Interest	-	-	1,154	-	-	1,154
Net loss for the year ended March 31, 2006	-	-	-	-	(169,219)	(169,219)

Balance, March 31, 2006	32,423,628	$3,242	$1,360,776	$(151,117)	$(1,291,240)	$(78,339)

Par value and additional paid-in capital have been retroactively adjusted for changes in par value due to the merger (Note 1).

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to March 31, 2007
(Stated in US Dollars)
				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Balance, March 31, 2006 (forward)	32,423,628	$3,242	$1,360,776	(151,117)	$(1,291,240)	(78,339)
Capital stock issued for cash at $0.25 per share	100,000	100	24,900			25,000
Net loss for the year ended March 31, 2007	-	-	-	-	(46,139)	(46,139)

Balance, March 31, 2007	32,523,628	$3,342	$1,385,676	(151,117)	$(1,337,379)	(99,478)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
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

Note 1                  Nature and Continuance of Operations– (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,488,496 since its inception, has a working capital deficiency of $99,478 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Since March 31, 2007 the Company completed the acquisition of Modern City Entertainment LLC (Note 8), and has since secured equity financing aggregating $799,600.

Note 2                  Organization and Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary Azul Media Inc.  All material intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents.  Cash equivalents at March 31, 2007 and 2006 were approximately $3,000 and $1,000, respectively

Note 2                  Summary of Significant Accounting Policies– (cont’d)

Concentration of Credit Risk

Financial  instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.  The Company maintains cash balances at two financial institutions, one of which is not insured by the Federal Deposit Insurance Corporation (“FDIC”).  The DFIC insured institution insures up to $100,000 on account balances.  The amounts that are not insured by FDIC limitations are held in short-term securities.  As of December 31, 2006 and 2005 were approximately $850,000 and $933,000, respectively.  The Company has not experienced any losses in such accounts.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, debenture and loans payable approximate their fair market value based on the short-term maturity of these instruments.

Property and equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not consider it necessary to record any impairment charges during the year ended March 31, 2007.

Note 2                  Summary of Significant Accounting Policies– (cont’d)

Development Stage Company

The Company complies with FAS No. 7 for its characterization of the Company as development stage.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.
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

Note 2                  Summary of Significant Accounting Policies– (cont’d)

Equipment and Amortization

Equipment is recorded at cost. Amortization is provided using the declining balance method at the following rates:

Computer equipment	30%
Computer software	40%
Office equipment	30%
Office furniture	20%

Equipment additions during the year are amortized at one-half rates.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.
Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

Recent Accounting Pronouncements

In addition, a public entity is required to measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value.  The fair value of that award has been remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The Company currently has no options outstanding and as a result, adoption of this statement is not expected to have any effect on the Company’s financial position, results of operationsor cash flows.

Note 2                  Summary of Significant Accounting Policies– (cont’d)

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statementis to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) . SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize changes in the funded status in the year in which the changes occur. The statement also requires actuarial valuations to be performed as of the balance sheet date. The balance sheet recognition provisions of SFAS No. 158 were effective for fiscal years ending after December 15, 2006. The valuation date provisions are effective for fiscal years ending after December 15, 2007. The Company believes the adoption of this statement will not have a material effect on its financial statements.

Note 2                  Summary of Significant Accounting Policies– (cont’d)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Reclassifications

Certain prior periods’ balances have been reclassified to conform to the current period’s financial statement presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Non-Employee Stock Based Compensation

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Common stock purchase warrants

The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue (“EITF”) issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).  Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Note 2                  Summary of Significant Accounting Policies– (cont’d)

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Note 2                  Summary of Significant Accounting Policies– (cont’d)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance inretained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and  liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.
Reclassifications

Certain prior periods' balances have been reclassified to conform to the current period’s financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

Note 3                  Equipment

	2007
		Accumulated
	Cost	Amortization	Net

Computer software	$544	$521	$23
Office equipment	2,778	2,450	328
Office furniture	3,772	3,367	405

	$7,094	$6,338	$756
Write off of equipment – October 31, 2006			$756
Total			$-0-

	2006
		Accumulated
	Cost	Amortization	Net

Computer equipment	$-	$-	$-
Computer software	544	516	28
Office equipment	2,778	2,425	353
Office furniture	3,772	3,227	545

Total	$7,094	$5,595	$926

During the year ended March 31, 2007, the Company disposed of its equipment for no proceeds.

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

Changes in Securities

On February 28, 2007, the Company issued 100,000 shares at $0.25 per share to Modern City Entertainment LLC, pursuant to a regulation 506 exemption from registration.

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

In March 2004, the Board of Directors approved the issuance of options to a director of the Company to acquire up to 125,000 shares of common stock at $0.50 per share. The options vest over a period of two years evenly every 3 months from the date of issuance and once vested may be exercised at any time up to ten years expiring in March, 2014. At March 31, 2007, these options were all exercisable. See also Note 8.

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

Share Purchase Warrants

At March 31, 2007, 312,715 share purchase warrants are outstanding. Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2007. The warrants expired on September 30, 2007, no warrants were exercised.

Note 6                  Income Taxes

The Company accounts for income taxes using SFAS No. 109, “Accounting for Income Taxes,” Which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  A valuation allowance is recorded for deferred tax assets if it is more likely that not that some portion or all of the deferred tax assets will not be realized.

Effective December 31, 2006, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 requires that we determine whether the benefit of our tax positions is more likely than not to be sustained upon audit, based on the technical merits of the tax position.  For tax positions that are more likely than not to be sustained upon audit, we recognize the greatest amount of the benefit that is more likely than not to be sustained in our consolidated condensed financial statements.  For tax positions that are not more likely than not to be sustained upon audit, we do not recognize any portion of the benefit in our condensed consolidated financial statements.  The provisions of FIN48 also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  Our policy for interest and penalties under FIN 48, related to income tax exposures was not impacted as a result of the adoption of the recognition and measurement provisions of FIN 48.  Therefore, we continue to recognize interest and penalties as incurred within “income taxes” in our condensed consolidated statements of operations, when applicable.  There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48.  We did identify certain potential liabilities that would have met the pre FIN 48 accruals criteria, discussed above, and therefore recorded the adjustment through our income tax provision in the current period, as it was not material to any periods impacted.

The following table summarizes the significant components of the Company’s future tax assets:

	2007	2006

Future tax assets
Non-capital loss carryforward	$481,628	$480,011
Valuation allowance for deferred tax asset	(481,628)	(480,011)

	$-	$-

Note 6                  Income Taxes– (cont’d)

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

As at March 31, 2007, the Company has accumulated non-capital losses totaling approximately $1,416,553, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 7                  Related Party Transactions

a)	Amounts paid or accrued to directors of the Company, former directors and related companies or companies in which a director is a partner or associate are as follows:

	2007	2006

Accounting fees	$8,821	$9,082
Consulting fees	21,000	46,500
Donated interest expense	-	1,154
Investor relation fees	9,000	31,000
Legal fees	(6,000)	24,000
Office	3,146	6,723

	$35,967	$118,459

b)
Included in accounts payable and accrued liabilities as at March 31, 2007 is $29,569 (2006:  $16,718) due to a director of the Company and a company in which a director of the Company is an associate and companies controlled by a former director of the Company.

c)	Amounts due to related parties of $16,115 (2006: $11,610) are owing to significant stockholders of the Company and are non-interest bearing, unsecured and have no specific terms of repayment.

Note 8                  Subsequent Events

a)	Pursuant to an Agreement of Purchase and Sale dated June 29, 2006, the Company sold all the issued and outstanding shares of its wholly-owned subsidiary, ASP, S.L. for $216.

Note 8                  Subsequent Events– (cont’d)

b)
On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company. This transaction is expected to be accounted for as a reverse acquisition. The shares were issued December 12, 2007

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

f)
By August 31, 2007 the Company completed upon additional private placements of shares at a price of $1.00 per share with aggregate proceeds of $256,200 pursuant to a regulation 506 exemption from registration.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Accountants on accounting and financial disclosure matters or otherwise.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures
The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer. of the Company's disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Company’s chief executive officer and chief financial officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the applicable Securities and Exchange Commission rules and forms.

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

Board ofDirectors Committees and Other Information

All  Directors  hold office until the next annual  meeting of  stockholders  anduntil their  successors  have been duly  elected  and  qualified.  Officers  areappointed by and serve at the discretion of the Board of Directors.

The Board of Directors currently has no committees. As and when required by law,it will  establish  Audit  Committee  and a  Compensation  Committee.  The AuditCommittee will oversee the actions taken by our independent  auditors and reviewour internal  financial and accounting  controls and policies.  The CompensationCommittee will be responsible  for  determining  salaries,  incentives and otherforms of  compensation  for our  officers,  employees and  consultants  and willadminister our incentive  compensation and benefit plans,  subject to full boardapproval.  The Audit Committee Charter and the Compensation Committee Charter asattached hereto as Exhibit to this filing.  The functions of the Audit Committeeand  the  Compensation  Committee  are  currently  performed  by  the  Board  ofDirectors.

Director Compensation

Our  directors  do not receive  cash for their  services.  The Company  does notprovide   additional   compensation  for  committee   participation  or  specialassignments  of the Board of Directors,  but may enter into separate  consultingagreements with individual directors at times.

Item 10. Executive Compensation

With the exception of Mr. Erfurth, who has an employment contract providing a monthly compensation of $3,000USD per month paid by the Company’s subsidiary Modern City Entertainment LLC.  Executive officers of the Company currently do not receive any remuneration in their capacity  as  Company  executive officers. The following table sets forth information concerning the compensation for services to the Company from businesses of which the Director or Executive officer exercised significant influence, for the years ended March 31, 2007, 2006, and 2005.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation				Long Term Compensation Awards
		Accounting, administration and office expenses (1)	Legal Fees (2) $	Consulting Fees (1) $	Investor Relations Fees (1) $	Stock Options #	All Other compensations $
James Vandeberg President	2007		(6,000)	-	-	-	-
	2006		24,000	-	-	-	-
	2005		24,000	-	-	-	-
Michael Lorenz Director	2007		-	-	-	-	-
	2006		-	-	-	-	-
	2005		-	-	-	-	-
Mark Geoghegan Former Director	2007	11,623		21,000	9,000
	2006	16,959	-	46,500	31,000	-	-
	2005	39,744	-	78,700	48,000	-	-

(1)
Represents fees charged by Bay Management Ltd., a company controlled by Mr. Mark Geoghegan, for its consulting and investor relations services for the three fiscal years ended March 31, 2007, 2006 and 2005. In addition, during 2007 Bay Management Ltd. paid $11,623 (2006 - $15,805) for accounting and administrative services and office expenses for the Company and those were also charged to the Company. As of March 31, 2007, all of the fees were accrued but unpaid.

(2)	Represents an adjustment to fees charged by Mr. James Vandeberg for his legal services in the fiscal year ended March 31, 2007 related to prior period fees.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers and outstanding at March 31, 2006

Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year 2004 vested by March 31, 2006	Exercise Price per share	Expiration Date
James Vandeberg	125,000	100%	$0.50	June 30, 2013
Michael Lorenz	125,000	100%	$0.50	March 12, 2014

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

Shareholders / Beneficial Owners/Percentage	Number of Shares
Mr. Bill Erfurth (9.43%) – President – MCE	3,067,447
Mr. & Mrs. Kesselman (8.84%)	2,875,732
Mr. Ron Stone (6.48%)	2,108,870
Mr. Christian Ramirez (6.48%)	2,108,870
Mr. Frank Pierce (7.37%)	2.396,443
Georgia Corporate Management Ltd. (9.86%)	3,209,598
Otto Law Group (8.61%)	2,800,000
Directors and executive officers as a group	7,631,444

Item 12. Certain Relationships and Related Transactions

During the years ended March 31, 2007 and 2006, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

Item 13. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pusuant to Section 906 of the Sarbanes-Oxley Act.

Item 14. Principal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended March 31, 2007, the Company's principal  accountant billed $5,800 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB, plus accruals of $7,500.

For the year ended March 31, 2006, the Company's principal accountant billed $17,190 in fees for the audit of the Company’s annual financial statements.

Tax Fees

The Company's  principal  accountant  did not bill any tax fees during the years ended March 31, 2007 and 2006.

All Other Fees

The Company's principal  accountant did not bill any other fees during the years ended March 31, 2007 and 2006.

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

Modern City Entertainment Inc.

Date: January 15, 2008	By:	/s/ William Erfurth
William Erfurth
President and Director