Form 10QSB/A
period 2007-06-30
Modern City Entertainment Inc.
filed 2008-01-25
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the transition period from to

Commission file number  000-50468

Modern City Entertainment Inc.
(Exact name of small business issuer as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8551 Sunrise Boulevard, Suite 210, Ft. Lauderdale, Florida, 33322
(Address of principal executive offices)

(305) 970-4898
(Issuer’s telephone number)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days. Yes S    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 23, 2008 34,853,439 Shares of common stock, $0.0001 par value, were outstanding.

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MODERN CITY ENTERTAINMENT INC.

FORM 10-QSB

JUNE 30, 2007

PART 1                       FINANCIAL INFORMATION

Item 1.                                 Financial Statements

MODERN CITY ENTERTAINMENT, INC.

(formerly Azul Studios International Inc.)

(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Stated in US Dollars)

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and March 31, 2007
(Stated in US Dollars)

	June 30	March 31
	2007	2007
ASSETS
Current
Cash	$296,859	$3,035
Prepaid expenses	9,517	-
	306,376	$3,035

Equipment– Note 3	1,691	-
Screenplay acquisition and deferred development costs	32,000	-

	$340,068	$3,035

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 7	$125,603	$73,613
Due to related parties – Note 7	12,616	12,616
Loans payable to stockholders – Note 4	16,284	16,264

	154,503	102,513

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
20,000,000shares authorized; none issued	-
Common stock, $0.0001 par value – Note 5
50,000,000shares authorized
33,129,628shares issued	3,342	3,342
Additional paid-in capital	1,537,205	1,385,676
Share issue costs	(504)	-
Deficit accumulated during the prior development stage	(151,117)	(151,117)
Deficit accumulated during the development stage	(1,203,361)	(1,337,379)

	185,565	(99,478)

	$340,068	$3,035

Nature and Continuance of Operations – Note 1
Commitments – Note 5
Subsequent Events – Notes 4 and 8

SEE ACCOMPANYING NOTES

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2007 and 2006 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to June 30, 2007
(Stated in US Dollars)

	Three months ended June 30,		April 1, 2000 (Date of Commencement of Development Stage) to June 30,
	2007	2006	2007

Expenses
Advertising and promotion	$-	$-	$44,692
Amortization	-	171	21,379
Audit and accounting fees – Note 7	1,721	5,970	144,918
Bank charges and interest – Note 7	227	33	85,654
Consulting fees – Note 7	31,667	4,500	544,148
Investor relations and marketing fees – Note 7	1,141	3,000	122,314
Legal fees – Note 7	2,864	(6,000)	90,374
Office, telephone and miscellaneous – Note 7	3,807	4,256	173,108
Software research and development	-	-	66,410
Payroll	13,029	-	13,029
Transfer agent fees	-	125	6,359
Stock based compensation	41,667	-	41,667
Travel & entertainment	1,352	-	81,868

Loss before other items	97,475	12,056	1,435,920

Other items:
Interest income	(349)		(346)
Write-off of equipment – Note 3	-	756	(4,767)
Loss on disposal of equipment – Note 3	-		(2,217)
Gain on acq. of Modern City Entertainment LLC	(231,144)		(231,144)
Disposition of ASPSL	-		(10,255)
Foreign currency adjustments	-	(28)	(2,204)

	(231,493)	(28)	(250,903)

Net income (loss) for the period	$134,018	$(55,129)	$(1,185,017)

Basic and diluted gain (loss) per share	$0.01	$(0.01)

Weighted average number of shares outstanding for the period	32,625,628	5,576,082

SEE ACCOMPANYING NOTES

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended June 30, 2007 and 2006 and
for the period April 1, 2000 (Date of Commencement of Development Stage) to June 30, 2007
(Stated in US Dollars)

			April 1, 2000
			(Date of
			Commencement
			of Development
	Three months ended		Stage) to
	June 30,		June 30,
	2007	2006	2007

Cash flows used in Operating Activities
Net income (loss) for the period	$134,018	$(2,807)	$(1,203,361)
Add items not involving cash:
Amortization	-	171	21,379
Donated interest	-	-	1,154
Write-off of equipment	-	756	4,767
Loss on disposal of equipment	-	-	2,217
Gain on disposal of Azul Studios Property SL	-	(10,442)	(10,255)
Stock based compensation	41,667		41,667
Gain on acquisition of Modern City Ent. LLC	(231,144)		(231,144)
Changes in non-cash working capital item related to operations:
Prepaid expenses	(9,517)		(9,517)
Accounts payables and accrued liabilities	52,010	252	574,929
Increase in amounts due to related party	-	1,260	17,280
	(12,966)	13,330	(790,884)
Cash Flows used in Investing Activity
Acquisition of equipment	(1,691)	-	(18,138)
Screenplay acquisition and deferred development cost	(32,000)	-	(32,000)
Cash in Modern City Entertainment LLC - acquired	214,456	-	214,456
	180,765	-	164,318
Cash Flows provided by Financing Activities
Increase in loan payable to stockholders	-	10,409	379,760
Increase in convertible debenture	-	-	278,114
Proceeds from common stock subscriptions	151,500	-	211,500
Distribution to unit holders	(25,000)		(25,000)
Share issue costs	(475)		(475)
Net cash decrease from disposition of ASPSL	-	(628)	(628)
	126,025	9,781	843,271
Increase (decrease) in cash during the period	293,824	(1,029)	216,705
Cash, beginning of the period	3,035	1,108	80,154
Cash, end of the period	$296,859	$79	$296,859
Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-	$620
Non-cash transactions – Notes 3 and 5

SEE ACCOMPANYING NOTES

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 1, 2007 to June 30, 2007
(Stated in US Dollars)

				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Balance April 1, 2007	32,523,628	3,252	1,385,766	(151,117)	(1,337,379)	(99,478)
Capital stock subscribed for cash at $0.25 per share	606,000	61	151,439			151,500
Share issue costs			(504)			(504)
Net income for the three months ended June 30, 2007	-	-	-	-	134,018	134,018

Balance, June 30, 2007	33,129,628	3,313	1,536,226	(151,117)	(1,203,361)	185,565

SEE ACCOMPANYING NOTES

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and March 31, 2007
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

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 9

Note 1                  Nature and Continuance of Operations– (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,185,107 since its inception, but has working capital of $151,873 but expects to incur further losses in the development of its business, all of which casts doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 10

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

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 11

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

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 12

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

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 13

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statementis to be effective for the Company’s financial statements issued in 2008; however, earlierapplication is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 14

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

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 15

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework formeasuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 16

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

Note 3                  Equipment

	2007
		Accumulated
	Cost	Amortization	Net

Office equipment	1,691	-	1,691

	$1,691	$-	$1,691

	2006
		Accumulated
	Cost	Amortization	Net

Computer software	$544	$521	$23
Office equipment	2,778	2,450	328
Office furniture	3,772	3,367	405

	$7,094	$6,338	$756
Write off of equipment – June 30, 2006			$756

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 17

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

On May 18, 2007, the Board of Directors, Compensation committee approved a stock option plan for the Company which provides for the allocation of options to purchase up to 2,100,000 common shares of the Company. The Board of Directors also approved the issuance of options to two directors and one consultant to acquire, in aggregate up to 1,000,000 common shares of the Company at $0.25 per share. The options have a term of five years expiring in May 2012. The option plan is subject to approval by the directors and stockholders of the Company.

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

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 18

Note 5                  Share Purchase Warrants – (Cont’d)

At June 30, 2007, 312,715 share purchase warrants are outstanding. Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2007.

Note 6                  Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:

	2007	2006

Future tax assets
Non-capital loss carry-forward	$398,290	$512,320
Valuation allowance for deferred tax asset	(398,290)	(512,320)

	$-	$-

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 19

Note 6                  Income Taxes– (cont’d)

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

As at June 30, 2007, the Company has accumulated non-capital losses totaling approximately $1,171,441, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2017. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 7                  Related Party Transactions– Note 5

a)	Amounts paid or accrued to directors of the Company, former directors and related companies or companies in which a director is a partner or associate are as follows:

	2007	2006
Accounting fees	$8,800	$3,909
Consulting fees	17,618	4,500
Investor relation fees	-	3,000
Legal fees	-	6,000
Office	-	1,200

	$25,418	$18,609

Modern City Entertainment Inc.
(formerly Azul Studios International Inc.)
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
June 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited) – Page 20

b)       Included in accounts payable and accrued liabilities as at June 30, 2007 is $62,689 (March 31 2007:  $62,689) due to a director of the Company and a company in which a director of the Company is an associate and companies controlled by a former director of the Company.

Note 8                  Subsequent Events

a)
On August 10, 2007 the Company completed upon an additional private placement of 2,008,000 shares at a price of $0.25 per share with aggregate proceeds of $502,000 pursuant to a regulation 506 exemption from registration.

b)
On August 11, 2007 the Company completed upon additional private placement of shares at a price of $1.00 per share with aggregate proceeds of $37,000 pursuant to a regulation 506 exemption from registration.

c)   By August 31, 2007 the Company completed upon additional private placements of shares at a price of  $1.00 per share with aggregate proceeds of $256,200 pursuant to a regulation 506 exemption from registration.

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

During the quarter ended June 30, 2007 and to date, the primary source of capital has been private placements from new and existing shareholders. It is management’s intention to secure additional equity financings primarily through private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The funding will be required at accelerating rates once the Company commences production of it’s initial film. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

FINANCIAL  RESULTS

During the three months ended June 30, 2007 the Company incurred a loss from operations of $97,475, which includes share compensation to executives of the Company in the amount of $41,667.  This compares with a loss of $12,055 for the corresponding period of the prior fiscal year.  This increase in the net loss reflects primarily the Company’s increased activities as it commences the development of the independent movie business and related capital raising efforts.

The funding of operations during the three months ended June 30, 2007 were provided by way of the sale of equity securities in the amount of $151,500 and proceeds assumed through the acquisition of Modern City Entertainment Inc. in the amount of $214,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at June 30, 2007 the Company had a cash balance of $296,859, as compared with $3,035 in cash at March 31, 2007. At June 30, 2007, the Company had working capital of $151,873.  At the date of this report the consolidated working capital position has increased to a cash balance of $634,298 less some long standing liabilities aggregating $125,822 to certain shareholders that have agreed to subordinate their debts and settle them from future financing from share sales.

Item 3.                       Controls and Procedures

Evaluation of disclosure controls and procedures
As of the end of the period covered by this report, our chief executive officer and chief financial officer (who is the same individual) and management have evaluated the effectiveness of our disclosure controls and procedures of theCompany.  Based on management’s evaluation together with the chief executive officer/chief financial officer’s evaluation, they have concluded that the Company’s disclosure controls and procedures effectively ensure that (i) information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified by the SEC and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

None

Item 5.                       Other Information

None

Item 6.                       Exhibits and Reports on Form 8-K

8K/A – Change in Control of Registrant

A. Exhibits

Exhibit No.                                 Descriptions

31.1	Certification of Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc

Date: January 23, 2008	By:	/s/ William Erfurth
William Erfurth
President and Director