Form 10QSB
period 2007-09-30
Modern City Entertainment Inc.
filed 2008-02-15
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(305) 970-4898

(Issuer’s telephone number)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.    Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 11, 2008 34,853,439 Shares of common stock, $0.0001 par value, were outstanding.

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MODERN CITY ENTERTAINMENT INC.
FORM 10-QSB
September 30, 2007

PART 1                       FINANCIAL INFORMATION

Item 1.                                 Financial Statements

MODERN CITY ENTERTAINMENT, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

(Stated in US Dollars)

MODERN CITY ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and March 31, 2007
(Stated in US Dollars)

		September 30	March 31
		2007	2007
ASSETS
Current
Cash		$794,387	$3,035
		794,387	$3,035

Total Assets		$794,387	$3,035

LIABILITIES

Current
Accounts payable and accrued liabilities – Note 3		$11,857	$73,613
Due to related parties – Note 3		-0-	12,616
Loans payable to stockholders – Note 3		-0-	16,264

Total Liabilities		11,857	102,513

STOCKHOLDERS’ DEFICIENCY

Preferred Stock, $0.0001 par value
20,000,000	shares authorized; none issued	-
Common stock, $0.0001 par value – Note 4
50,000,000	shares authorized
33,129,628	shares issued	3,342	3,342
Additional paid-in capital		2,287,205	1,385,676
Deficit accumulated during the prior development stage		(151,117)	(151,117)
Deficit accumulated during the development stage		(1,356,900)	(1,337,379)

		782,530	(99,478)

		$794,387	$3,035

SEE ACCOMPANYING NOTES

MODERN CITY ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended September 30, 2007 and 2006 and for the period April 1, 2000 (Date of Commencement of Development Stage) to September 30, 2007
(Stated in US Dollars)

					April 1, 2000
					(Date of
					Commencement
					of Development
	Three months ended		Six months ended		Stage) to
	September 30,		September 30,		September 30,
	2006	2007	2006	2007	2007

Expenses
Advertising and promotion	$-	$-0-	$-	$-0-	$44,692
Amortization	-	-0-	171	-0-	21,551
Audit and accounting fees	4,642	6,530	10,612	12,500	147,427
Bank charges and interest	30	-	63	50	85,412
Consulting fees –	7,500	46,161	15,000	77,828	578,309
Salary and Wages	-	35,998	-	35,998	152,448
Legal fees	-	13,781	(6,000)	16,645	107,243
Office, telephone and miscellaneous	1,986	10,251	6,242	14,058	176,965
Software research and development	-	-0-	-	-0-	66,410
Transfer agent fees	(125)	-0-	-	125	6,109
Travel	-	1,910	-	3,262	83,218

Loss before other items	(14,033)	(114,631)	(26,088)	(160,466)	(1,469,784)

Other items:
Write-off of equipment	-	1,691	756	1,691	(4,964)
Loss on disposal of equipment –	-	-	-	-	(2,217)
(Gain) on disposition of Azul Studios Property SL	-		(11,384)		(11,384)
Write off of loan due from 3rdParties	-	-0-	1,129	142,636	143,765
Foreign currency adjustments	-	-	251	-0-	(1,702)

		(1,691)-	(9,248)	(140,945)	(17,429)

Net loss for the period	$(14,033)	$(116,322)	$(16,840)	$(19,521)	$(1,346,286)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding for the period	32,423,628	5,576,082	32,423,628	5,576,082

SEE ACCOMPANYING NOTES

MODERN CITY ENTERTAINMENT, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended September 30, 2007 and 2006 and

	Six months ended
	September 30,
	2006	2007

Cash flows used in Operating Activities
Net loss for the period	$(16,840)	$(19,521)
Add items not involving cash:
Amortization	171	410
Donated interest	-	-
Write-off of equipment	756	-
Loss on disposal of equipment	-	-
Gain on disposal of Azul Studios Property SL	(11,384)	13,199)
Write off loan due from ASPSL	942
Foreign currency adjustment	214
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	(8,579)	61,756
Increase in amounts due to related party	23,989	12,616
	(10,731)	(41,352)

Cash Flows used in Investing Activity
Acquisition of equipment	-	-)

Cash Flows provided by Financing Activities
Increase in loan payable to stockholders	10,240	-
Increase in convertible debenture	-	-
Proceeds from common stock subscriptions	-	750,000
Net cash decrease from disposition of ASPSL	(628)	-)
	9,612	750,000
Decrease in cash during the period	(1,119)	(791,352)
Cash, beginning of the period	1,108	3,035
Cash, end of the period	$(11)	$794,387)
Supplementary disclosure of cash flow information
Cash paid for:
Interest	$63	$263
Non-cash transactions – Notes 6

SEE ACCOMPANYING NOTES

MODERN CITY ENTERTAINMENT, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period April 1, 2007 to September 30, 2007
(Stated in US Dollars)

				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total

Balance April 1, 2007	32,523,628	3,252	1,385,766	(151,117)	(1,337,379)	(99,478)
Capital stock subscribed for cash at $0.25 per share	606,000	90	151,439			151,529
Proceeds from Stock Transaction-Shares to be issued			750,000			750,000
Net income (loss) for the six months ended September 30, 2007	-	-	-	-	(19,521)	(19,521)

Balance, September 30, 2007	33,129,628	3,342	2,287,205	(151,117)	(1,203,361)	782,530

SEE ACCOMPANYING NOTES

 MODERN CITY ENTERTAINMENT, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and March 31, 2007
(Stated in US Dollars)
(Unaudited)

Note 1                  Nature and Continuance of Operations

Modern City Entertainment, Inc. (formerly Azul Studios International Inc.) (the “Company”) was incorporated on September 23, 1996 under the laws of the State of Texas as Alvin Consulting Inc.  On July 15, 1999, the stockholders of the Company approved a merger with a newly incorporated company in the State of Washington and the surviving company, Realty Technologies Inc., operates under the laws of the State of Washington.  On August 12, 1999 stockholders of the Company approved an amendment to the articles of the Company changing its name to Equinta Corp.  On April 10, 2000, the stockholders of the Company approved a change to the articles of the Company changing its name to Courier Corps Inc.  On May 16, 2000, the stockholders the Company approved a change in the name of the Company to eCourierCorps Inc.  On March 12, 2004, the Company changed its name to Azul Studios International Inc. and adopted a business plan to develop a group of boutique hotels catering to the professional photographers and film artists.  In July 2004 the Company incorporated Azul Studios Properties S.L., in Barcelona, Spain, a wholly-owned subsidiary.  The Company also incorporated a wholly-owned corporation, Azul Media Inc., in the State of Washington on March 8, 2005.  The Company intended to develop a group of professional photographic studios in select locales around the world.  On September 29, 2006, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, Azul Studios Property, S.L..  On February 28, 2007, the Company agreed to acquire Modern City Entertainment LLC (“MCE”), a Miami based development stage independent movie company, which is in the business of acquiring, producing and distributing feature films internationally.  Currently the Company has no revenue.

On April 27, 2007, the Company changed its name to Modern City Entertainment, Inc.

The Company is currently a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7.  As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to September 30, 2007.  Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,356,900 since its inception, but has working capital of $794,387 but expects to incur further losses in the development of its business, all of which casts doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 2                  Summary of Significant Accounting Policies– (cont’d)

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

Foreign Currency Translation

The Company’s previously wholly-owned subsidiary, Azul Studios Property S.L. (disposed of on September 29, 2006), translates amounts from its functional currency, Euro, to the reporting currency, United States dollars, in accordance with FAS No. 52, “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholder’s deficiency and included in comprehensive loss.

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

Foreign Currency Translation

The Company’s previously wholly-owned subsidiary, Azul Studios Property S.L. (disposed of on September 29, 2006), translates amounts from its functional currency, Euro, to the reporting currency, United States dollars, in accordance with FAS No. 52, “Foreign Currency Translation”.  At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of stockholder’s deficiency and included in comprehensive loss.

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

Note 3                  Loan Payable to Stockholders

On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company.  The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid.  The repayment term is not fixed.  The loan is further secured by other shareholders of the Company to be paid from any proceeds that they receive upon the sale of their shares.   On June 12, 2006, the Company borrowed an additional $10,240 from the same shareholder under the same terms. Loan was repaid as of September 30, 2007.

Note 4                  Capital Stock

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

Note 4                  Share Purchase Warrants – (Cont’d)

At September 30, 2007, 312,715 share purchase warrants are outstanding. Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2007.

Note 5                  Income Taxes

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

As at September 30, 2007, the Company has accumulated non-capital losses totaling approximately $1,356,900, which are available to reduce taxable income in future taxation years. These losses expire beginning in 2017. The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6                  Stock Issuance

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

During the quarter ended September 30, 2007 and to date, the primary source of capital has been private placements from new and existing shareholders. It is management’s intention to secure additional equity financings primarily through private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The funding will be required at accelerating rates once the Company commences production of it’s initial film. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

FINANCIAL  RESULTS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007

During the three months ended September 30, 2007 the Company incurred a loss from operations of $114,631, which includes consulting fees and payroll of $82,159.  This compares with a loss of $14,033 for the corresponding period of the prior fiscal year.  This increase in the net loss reflects primarily the Company’s increased activities as it commences the development of the independent movie business and related capital raising efforts.

The funding of operations during the three months ended September 30, 2007 were provided by way of the sale of equity securities in the amount of $750,000 and proceeds assumed through the acquisition of Modern City Entertainment Inc. in the amount of $214,000.

During the six months ended September 30, 2007 the Company incurred a loss from operations of $160,466, which includes consulting fees and payroll of $113,826.  This compares with a loss of $26,088 for the corresponding period of the prior fiscal year.  This increase in the net loss reflects primarily the Company’s increased activities as it commences the development of the independent movie business and related capital raising efforts.

The funding of operations during the six months ended September 30, 2007 were provided by way of the sale of equity securities in the amount of $151,500 and $750,000 and proceeds assumed through the acquisition of Modern City Entertainment Inc. in the amount of $214,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at September 30, 2007 the Company had a cash balance of $794,387, as compared with $3,035 in cash at March 31, 2007. At September 30, 2007, the Company had working capital of $794,387.  At the date of this report the consolidated working capital position has increased to a cash balance of $794,387 less some long standing liabilities aggregating $11,857 to certain shareholders that have agreed to subordinate their debts and settle them from future financing from share sales.

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

None

Item 5.                       Other Information

None

Item 6.                       Exhibits and Reports on Form 8-K

8K/A – Change in Control of Registrant

A. Exhibits

Exhibit No.                                 Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

February 15, 2008	By:	/s/ William Erfurth
William Erfurth
President and Director