Form 10QSB/A
period 2007-09-30
Modern City Entertainment Inc.
filed 2008-05-30
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to___________________

Commission file number  000-50468

Modern City Entertainment Inc.

(Exact name of small business issuer as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
(Stated in US Dollars)

					April 1, 2000
					(Date of
					Commencement
					of Development
	Three months ended		Six months ended		Stage) to
	September 30,		September 30,		September 30,
	2006	2007	2006	2007	2007

Expenses
Advertising and promotion	$-	$-0-	$-	$-0-	$44,692
Amortization	-	-0-	171	-0-	21,551
Audit and accounting fees	4,642	6,530	10,612	12,500	147,427
Bank charges and interest	30	-	63	50	85,412
Consulting fees –	7,500	46,161	15,000	77,828	578,309
Salary and Wages	-		-	35,998	152,448
Legal fees	-	13,781	(6,000)	16,645	107,243
Office, telephone and miscellaneous	1,986	10,251	6,242	14,058	176,965
Software research and development	-	-0-	-	-0-	66,410
Transfer agent fees	(125)	-0-	-	125	6,109
Travel	-	1,910	-	3,262	83,218

Loss before other items	(14,033)	(114,631)	(26,088)	(160,466)	(1,469,784)

Other items:
Write-off of equipment	-	1,691	756	1,691	(4,964)
Loss on disposal of equipment –	-	-	-	-	(2,217)
(Gain) on disposition of Azul Studios Property SL	-		(11,384)		(11,384)
Write off of loan due from 3rd Parties	-	-0-	1,129	142,636	143,765
Foreign currency adjustments	-	-	251	-0-	(1,702)

		(1,691)-	(9,248)	(140,945)	(17,429)

Net loss for the period	$(14,033)	$(116,322)	$(16,840)	$(19,521)	$(1,346,286)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average number of shares outstanding for the period	32,423,628	5,576,082	32,423,628	5,576,082

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

Note 2                Summary of Significant Accounting Policies – (cont’d)

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

Note 2                 Summary of Significant Accounting Policies – (cont’d)

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

Note 2                 Summary of Significant Accounting Policies – (cont’d)

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

Note 2                 Summary of Significant Accounting Policies – (cont’d)

Use of Estimates

 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the  consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

 Pursuant to SAB 104, the general criteria for recognition of revenue are:

 1)      Persuasive evidence of an arrangement exists;
 2)      Delivery has occurred or services have been rendered;
 3)      The seller's price to the buyer is fixed or determinable, and
 4)      Collectibility is reasonably assured.

 Although SOP 97-2 specifically deals with software revenue recognition, there are basic principles the Company follows contained in this pronouncement. They are 1) Licensing vs. Sales, meaning transfers of rights to software by licenses rather than by outright sales will have the same impact on revenue recognition; 2) Product may not equate with delivery of software, relating to specifically when the services do not entail significant production, modification or customization of the software, the services are accounted for as a separate element; 3) Delivery is the key threshold issue for revenue recognition, which is consistent with CON #5, Recognition and Measurement in Financial Statements of Business Enterprises; 4) Revenue must be allocated to all elements of the sales arrangement, with recognition dependent upon meeting the criteria on an element-by-element basis, this being vendor specific objective evidence (VSOE). This principle does not apply to the Company at this time; and 5) The earnings process is not complete if fees are subject to forfeiture.

 EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, provides guidance on whether an entity is an agent for a vendor-manufacturer, and thus recognizes the net retainage (commission) for serving in that capacity, or whether that entity is a seller of goods (principal), and thus recognizes revenue for the gross amount billed to a customer and an expense for the amount paid to the vendor-manufacturer. The Company considers themselves the primary obligor in an arrangement, and establishes the selling price and assumes the credit risk, therefore recognizes revenue gross.

Cash and Cash Equivalents

 The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

 The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

Fixed Assets

 Fixed assets are stated at cost. Depreciation is computed  using the straight-line method over the estimated useful life of the assets.

 Furniture and fixtures                                        5 to7 Years
Computer Software and Equipment                  3 to 5 Years

Note 2                 Summary of Significant Accounting Policies – (cont’d)

 Income Taxes

 Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

 Segment Information

 The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information . This standard requires that companies disclose operating segments based on the manner in which management disaggregates the Company in making internal operating decisions.

Goodwill and Other Intangible Assets

 In June 2001, the FASB issued Statement No. 142 Goodwill and Other Intangible Assets. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company tests for impairment of the goodwill at least annually, if not more depending upon substantial changes in the Company that may lead to a change in the goodwill during interim periods.

The company has not obtained any intangible assets in the current quarter and no impairment review is necessary.

Software Development Costs

 Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the three months ended March 31, 2008 and 2007 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

Reclassifications

 Certain amounts for the three months ended March 31, 2007 have been reclassified to conform to the presentation of the March 31, 2008 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2007.

Advertising Costs

The Company did not incur any advertising costs during the period from June 9, 2006 (inception) to September 30, 2007.

 Fair Value of Financial Instruments

 The carrying amount reported in the  consolidated condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 2                 Summary of Significant Accounting Policies – (cont’d)

 Stock-Based Compensation

 The Company as of January 1, 2007, has elected to follow the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment  (SFAS 123R).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005.  The change in accounting principle had no effect on the consolidated condensed financial statements.

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 190” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to taken in a tax return.  The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  We are in the process of evaluating the impact of FIN no. 48 on our financial condition and results of operations.

In September 2006, FASB issued FASB Statement No. 157 “Fair Value Measurements” (“FAS 157”).  This new standard provides guidance for using fair value to measure assets and liabilities.  Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, FAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.  The provisions of FAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company has not yet determined the impact that the adoption of FAS 157 will have on its consolidated financial position, results of operations or cash flows.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48  (“the FSP”). The FSP provides guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP, a tax position could be effectively settled on completion of examination by a taxing authority if the entity does not intend to appeal or litigate the result and it is remote that the taxing authority would examine or re-examine the tax position. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141,  “ Business Combinations,”  which, among other things, establishes principles and requirements for how an acquirer entity recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed (including intangibles) and any noncontrolling interests in the acquired entity. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 141(R) will have on our financial statements.

Note 2                 Summary of Significant Accounting Policies – (cont’d)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating what impact our adoption of SFAS No. 160 will have on our financial statements.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 110. This guidance allows companies, in certain circumstances, to utilize a simplified method in determining the expected term of stock option grants when calculating the compensation expense to be recorded under Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment . The simplified method can be used after December 31, 2007 only if a company’s stock option exercise experience does not provide a reasonable basis upon which to estimate the expected option term. Through 2007, we utilized the simplified method to determine the expected option term, based upon the vesting and original contractual terms of the option. On January 1, 2008, we began calculating the expected option term based on our historical option exercise data. This change did not have a significant impact on the compensation expense recognized for stock options granted in 2008.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Note 2                 Summary of Significant Accounting Policies – (cont’d)

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

Note 2                 Summary of Significant Accounting Policies – (cont’d)

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

Note 5                 Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:

	2007	2006

Future tax assets
Non-capital loss carry-forward	$398,290	$512,320
Valuation allowance for deferred tax asset	(398,290)	(512,320)

	$ -	$ -

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

None

Item 5.                      Other Information

None

Item 6.                      Exhibits and Reports on Form 8-K

8K/A – Change in Control of Registrant

A. Exhibits

Exhibit No.                                Descriptions

31.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

B. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: May 30, 2008	By:	/s/ William Erfurth
William Erfurth
President and Director