Form 10-K
period 2007-12-31
Modern City Entertainment Inc.
filed 2008-09-16
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the year ended December 31, 2007

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
(Title of Class)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.Yes  ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

The issuer’s revenues for its most recent fiscal year: $0

As of August 31, 2008, the aggregated market value of the common stock held by non-affiliates was approximately $23,051,993 based upon the price at which the common shares were sold in the most recent private placement.

As of August 31, 2008, there were 23,051,993 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management beliefs, and assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,”  ”believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.

Unless otherwise noted, references in this Form 10-K to “MCE” the “Company,” “we,” “our” or “us” means Modern City Entertainment, Inc., a Washington corporation.

FORWARD LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control.  For a discussion of these risks, you should read this entire Registration Statement carefully.  Although management believes that the assumptions underlying the forward looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1.  Description of Business

Modern City Entertainment Inc. (formerly Azul Studios International Inc.) (the “Company”) is a development stage Company incorporated on September 23, 1996 under the laws of the state of Texas.  In July 1999 the Company changed its jurisdiction to the State of Washington through a merger agreement with Realty Technologies Inc. (RTI).  That business was subsequently renamed to Equinta Corp and the business was sold. The Company then changed the name of the Company to eCourier Corps Inc. (ECC) and commenced the development a business model in the courier business which was subsequently abandoned.   In December 2004, the Board of Directors of the Company were presented with a business plan and opportunity to acquire all right, title and interest to a business plan by the name of Azul Studios.  In April 2004 the Board of Directors revised and approved the business plan, and commenced operations with limited success under the name “Azul Studios International Inc.”

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

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

Item 2.  Description of Property

The following table sets forth information relating to each of the Company's offices as of December 31, 2007.  The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at December 31, 2007 was nil.

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

As of December 31, 2007, the Company had 34,753,439 shares of common stock outstanding, par value $0.0001, held by approximately 490 shareholders of record.

During the fiscal year ended December 31, 2007, and to date the Company issued unregistered-securities as follows:

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

The following is a discussion and analysis of the Company's financial position and results of operation and should be read in conjunction with the information set forth under Item 1 – Description of Business  and the consolidated financial statement and notes thereto appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-K, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks faced by us described in the Annual Report and in other documents we file with the Securities and Exchange Commission.

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

On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company.  This transaction is expected to be accounted for as a reverse acquisition. The shares were issued December 12, 2007

During the year ended December 31, 2007 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Upon the acquisition of Modern City Entertainment LLC, on February 28, 2007, the Company’s consolidated cash balance was increased to $757,906 comprised of the cash balance in the Company’s subsidiary Company. Since that time, the Company has made equity sales of $518,400 at $0.25 per share and an additional $256,000 sold at $1.00 per share. It is management’s intention to secure additional equity financings by way of further private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The Company will be seeking investment capital for the development of its initial screenplay, and the marketing of that screenplay once complete. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

The Company incurred a loss from operations of $154,731 compared to a loss of $30,857 in the previous fiscal year.  The current year loss reflects a expenditure as the Company has increased spending in order to focuse upon the development of another area of activity, which has been successfully consummated with the acquisition of Modern City Entertainment LLC.   The extraordinary gain arising from the disposition of Azul Studios Property SL was the disposition of a dormant subsidiary of the Company in Spain, and the Company has disposed of a net liability within the Company arising from ongoing sustaining costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007 the Company had a working capital balance of $612,130.  This is  as a result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings the Company’s consolidated working capital has become a surplus in the amount of approximately $ 734,706.

During the year ended December 31, 2007 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Upon the acquisition of Modern City Entertainment LLC, on February 28, 2007, the Company’s consolidated cash balance was increased to $757,906 comprised of the cash balance in the Company’s subsidiary Company. Since that time, the Company has made equity sales of $518,400 at $0.25 per share and an additional $256,000 sold at $1.00 per share. It is management’s intention to secure additional equity financings by way of further private placements of the Company’s common stock.

The Company is in the process of taking its securities up to trade on the OTCBB which management believe will facilitate the future financing of the Company, from new and existing shareholders.

Item 7.  Financial Statements

MODERN CITY ENTERTAINMENT, INC.

(formerly Azul Studios International Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

Kramer Weisman and Associates, LLP
Certified Public Accountants
12515 Orange Drive, Suite 814
Davie, Florida  33330

Independent Auditor’s Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Modern City Entertainment, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheet of Modern City Entertainment, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

              In our opinion, the 2007 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern City Entertainment, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
August 15, 2008

MODERN CITY ENTERTAINMENT LLC
Balance Sheet
December 31, 2006 and 2007

	2007	2006
ASSETS
Current Assets
Cash	$757,906	$-
Total current assets	757,906	-

Property & Equipment, net of accumulated
depreciation	1,522	-
Other Assets	55,000	-

Total Assets	$814,428	$-

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued expenses	$116,876	$45,080
Due to related parties	12,616	47,832
Loan payable- shareholders	16,284	16,284
Total current liabilities	145,776	109,196

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized 34,753,439 and 32,423,628
issued and outstanding	3,475	3,242

Additional paid-in capital	1,093,223	1,360,776
Deficit accumulated during the development stage	(428,046)	(1,322,097)
	668,652	(109,196)

Total Liabilities and Shareholder Equity	$814,428	$-

MODERN CITY ENTERTAINMENT LLC
Statement of Income
For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues	$-

Expenses
Payroll expenses	32,062	-0-
Professional Fees	107,252	39,860
Website	3,879	-0-
Services and fees expense	3,838	75
Travel, meals and entertainment	9,241	-0-
Depreciation expense	169	171
Telephone	1,236	-0-
Other expenses	7,425	-0-
Total expenses	165,102	40,106

Other Income (Expense)
Write-off of equipment		(756)
Loss on disposal of equipment		10,256
Gain on disposition of property
Foreign current adjustment		(251)
Interest	10,371	0
Total other income	10,371	9,249

Net Loss	$(154,731)	$(30,857)

Loss per share	$(0.005)	$(0.001)

Weighted average number of shares outstanding	33,588,534	32,423,628

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007 and 2006

	Years ended
	December 31,
	2007	2006

Cash flows used in Operating Activities
Net loss for the period	$(154,731)	$(30,857)
Add items not involving cash:
Amortization	170	791
Donated interest	-	1,154
Write-off of equipment	756	-
Loss on disposal of equipment	-	-
Gain on disposal of Azul Studios Property SL	(10,255)
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	21,628	146,481

	(142,432)	(20,793)
Cash Flows used in Investing Activity
Acquisition of equipment	-	-

Cash Flows provided by Financing Activities
Increase in amount due to related party	1,006	10,197
Increase in loan payable to stockholders	10,389	5,875
Increase in convertible debenture	-	-
Proceeds from common stock subscriptions	911,105	-
Net cash decrease from sale of ASPSA	(628)	-

	900,338	16,072

Decrease in cash during the period	757,906	(4,721)

Cash, beginning of the period	-0-	4,721

Cash, end of the period	$757,906	$1,108

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the period September 23, 1996 (Date of Inception) to December 31, 2007
(Stated in US Dollars)
				Deficit
				Accumulated	Deficit
				During prior	Accumulated
	Note 5		Additional	Development	During the
	Common Shares		Paid-in	Stage	Development
	Number	Par Value	Capital	(Note 1)	Stage	Total
Balance, December 31, 2005	5,576,082	558	1,093,831	(151,117)	(1,122,021)	(178,749)
Capital stock issued pursuant to debt settlement agreement – Notes 5 and 7 - at 0.01 per share	26,847,546	2,684	265,791	-	-	268,475
Donated Interest	-	-	1,154	-	-	1,154
Net loss for the year ended December 31, 2006	-	-	-	-	(169,219)	(169,219)

Balance, December 31, 2006	32,423,628	$3,242	$1,360,776	$(151,117)	$(1,291,240)	$(78,339)

Balance, December 31, 2006 (forward)	32,423,628	$3,242	$1,360,776	(151,117)	$(1,291,240)	(78,339)
Capital stock issued for cash at $0.25 per share	100,000	100	911,005			911,105
Merger with Modern City, LLC			(1,178,558)	151,117	(1,017,925	(9,383)
Net loss for the year ended December 31, 2007	-	-	-	-	(154,731)	(154,731)

Balance, December 31, 2007	32,523,628	$3,475	$1,093,223	-0-	$(428,046)	668,652

Par value and additional paid-in capital have been radjusted for changes in value due to the merger (Note 1).

MODERN CITY ENTERTAINMENT, INC.
(formerly Azul Studios International Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

On April 27, 2007, the Company changed its name to Modern City Entertainment, Inc.

The Company is currently a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7.  As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from the Date of Commencement of the Development Stage (April 1, 2000) to December 31, 2007.  Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.

Note 1                           Nature and Continuance of Operations – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $1,473,214 since its inception, has a working capital deficiency of $109,176 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 2 Summary of Significant Accounting Policies – (cont’d)

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

Note 3 Equipment

	2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$1,689	$1,522

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

Note 4   Capital Stock – (cont’d)

Stock Option Plan and Stock-based Compensation – (cont’d)

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

On August 11, 2007 the Company completed upon additional private placement of shares at a price of $1.00 per share with aggregate proceeds of $37,000 pursuant to a regulation 506 exemption from registration

Share Purchase Warrants

At December 31, 2007, 312,715 share purchase warrants are outstanding.  Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2007.

Note 5 - Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:

	2007	2006

Future tax assets
Non-capital loss carry-forward	$550,378	$512,320
Valuation allowance for deferred tax asset	(550,378)	(512,320)

	$-	$-

Note 5 Income Taxes – (cont’d)

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at December 31, 2007, the Company has accumulated non-capital losses totaling approximately $1,451,903, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6 - Completion of Acquisition of Assets

As disclosed in the Company’s 8-K dated May 3, 2007, on April 28, 2007, the Registrant entered into an agreement for the acquisition of 99% of the issued and outstanding units of Modern City Entertainment LLC, an independent motion picture company.  Effective December 12, 2007 the agreement was finalized and consideration of shares were issued as per the agreement as described below.

The units acquired by Modern City Entertainment Inc. were acquired from each of the following individuals;

Mr. William Erurth, (President and Director of the Registrant subsequent to the acquisition)
Mr. Scott Rosenfelt
Mr. Ron Stone
Mr. Christian Ramirez
Mr. David Hold
Mr. Mark Geohhegan
Mr. Joe Greco (Director of the registrant, subsequent to the acquisition transaction)
Mr. & Mrs. Marc & Robin Kesselman
Mr. Frank Pierce (Director of the registrant subsequent to the acquisition transaction)
Mr. William Lindsay
Mr. Joe Sollecito (Director of the registrant subsequent to the acquisition transaction)

The consideration paid for the acquisition was 19,071,546 common shares of the registrant issued to each of the Class “A” unit holders and Class “B” unit holders on a pro-rata basis, calculated with each Class “B” unit equal to 10 Class “A” by an existing shareholder of the Registrant.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Accountants on accounting and financial disclosure matters or otherwise.

ITEM 8A. CONTROLS AND PROCEDURES

(a)     Evaluation  of  Disclosure  Controls  and  Procedures
        -----------------------------------------------------
The  Company's  Chief  Executive  Officer  and  Chief  Financial  Officer, after evaluating  the  effectiveness  of  the  Company's  controls  and procedures (as defined  in the Securities Act of 1934 Rule 13a 14(c) and 15d 14 (c)) within  90  days  of  the  filing  of  this  annual  report  on Form 10-K (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure  controls  and  procedures were adequate and effective to ensure that material  information  relating  to  it  would  be  made  known to it by others, particularly during the period in which this yearly report on Form 10-K was being  made.

(b)     Changes  in  Internal  Controls
        -------------------------------
There were no significant changes in the Company's internal controls or in other factors  that  could  significantly affect the Company's disclosure controls and procedures  subsequent  to the Evaluation Date, nor any significant deficiencies or  material  weaknesses  in  such  disclosure controls and procedures requiring corrective  actions.

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Director Since	Positions
James L. Vandeberg	63	May 24, 1999	Director
Michael Lorenz	40	December 12, 2004	Director
William Erfurth	46	April 27, 2007	President & Director
Frank Pierce	68	April 27, 2007	Director
Joseph Greco	35	April 27, 2007	Director
Joe Sollecito	45	April 27, 2007	Director

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

Board of Directors Committees and Other Information

All  Directors  hold office until the next annual  meeting of  stockholders  and until their  successors  have been duly  elected  and  qualified.  Officers  are appointed by and serve at the discretion of the Board of Directors.

The Board of Directors currently has no committees. As and when required by law, it will  establish  Audit  Committee  and a  Compensation  Committee.  The Audit Committee will oversee the actions taken by our independent  auditors and review our internal  financial and accounting  controls and policies.  The Compensation Committee will be responsible  for  determining  salaries,  incentives and other forms of  compensation  for our  officers,  employees and  consultants  and will administer our incentive  compensation and benefit plans,  subject to full board approval.  The Audit Committee Charter and the Compensation Committee Charter as
attached hereto as Exhibit to this filing.  The functions of the Audit Committee and  the  Compensation  Committee  are  currently  performed  by  the  Board  of Directors.

Director Compensation

Our  directors  do not receive  cash for their  services.  The Company  does not provide   additional   compensation  for  committee   participation  or  special assignments  of the Board of Directors,  but may enter into separate  consulting agreements with individual directors at times.

Item 10.  Executive Compensation

With the exception of Mr. Erfurth, who has an employment contract providing a monthly compensation of $3,000USD per month paid by the Company’s subsidiary Modern City Entertainment LLC.  Executive officers of the Company currently do not receive any remuneration in their capacity  as  Company  executive officers. The following table sets forth information concerning the compensation for services to the Company from businesses of which the Director or Executive officer exercised significant influence, for the years ended December 31, 2007, 2006, and 2005.

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

(1)
Represents fees charged by Bay Management Ltd., a company controlled by Mr. Mark Geoghegan, for its consulting and  investor relations services for the three fiscal years ended December 31, 2007, 2006 and 2005. In addition, during 2007 Bay Management Ltd. paid $11,623 (2006 - $15,805) for accounting and administrative services and office expenses for the Company and those were also charged to the Company. As of December 31, 2007, all of the fees were accrued but unpaid.

(2)	Represents an adjustment to fees charged by Mr. James Vandeberg for his legal services in the fiscal year ended December 31, 2007 related to prior period fees.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers and outstanding at December 31, 2007

Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year 2004 vested by December 31, 2006	Exercise Price per share	Expiration Date
James Vandeberg	125,000	100%	$0.50	June 30, 2013
Michael Lorenz	125,000	100%	$0.50	December 12, 2014

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics is filed herein.

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

Item 12.  Certain Relationships and Related Transactions

During the years ended December 31, 2007 and 2006, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

Item 13.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Executive Officer Pusuant to Section 906 of the Sarbanes-Oxley Act.

Item 14. Principal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended December 31, 2007, the Company's principal  accountant billed $10,800 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB, plus accruals of $7,500.

For the year ended December 31, 2006, the Company's principal accountant billed $17,190 in fees for the audit of the Company’s annual financial statements.

Tax Fees

The Company's  principal  accountant  did not bill any tax fees during the years ended December 31, 2007 and 2006.

All Other Fees

The Company's principal  accountant did not bill any other fees during the years ended December 31, 2007 and 2006.

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

Modern City Entertainment Inc.

Date: September 16, 2008	By:	/s/ William Erfurth
William Erfurth
President and Director