Form 10-K/A
period 2007-12-31
Modern City Entertainment Inc.
filed 2008-10-03
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒   ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the year ended December 31, 2007

☐   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the transition period from _____ to ______

Commission file number  000-50468

Modern City Entertainment Inc.
(Exact name of registrant’s as specified in its charter)

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

As of September 24, 2008, the aggregated market value of the common stock held by non-affiliates was approximately $23,051,993 based upon the price at which the common shares were sold in the most recent private placement.

As of September 24, 2008, there were 23,051,993 shares of the Company’s common stock issued and outstanding.

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

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at  http://www.sec.gov/ .

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

Independent Auditor’s Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Modern City Entertainment, Inc.
Sunrise, Florida

We have audited the accompanying consolidated balance sheet of Modern City Entertainment, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders' deficit and cash flows for the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern City Entertainment, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
September 24, 2008

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

Par value and additional paid-in capital have been adjusted for changes in value due to the merger (Note 1).

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

ITEM 8A. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures
        -----------------------------------------------------
The  Company's  Chief  Executive  Officer , after evaluating  the  effectiveness  of  the  Company's  controls  and procedures (as defined  in the Securities Act of 1934 Rule 13a -15(e) and 15d- 15 (e) of the date of the year ended December 31, 2007  on Form 10-K (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure  controls  and  procedures were not effective . The registrant intends to remedy the effectiveness of its internal control immediately. The registrant intends to hire third parties to review its financial reporting process. The consultant’s first task will be to serve as a second reviewer for all filings and also to assist the registrant to be current with its filings during the year ended December 31, 2008.

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

ITEM 8A(T). MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the registrant’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is not effective. The registrant intends to remedy the effectiveness of its internal control immediately. The registrant intends to hire third parties to review its financial reporting process. The consultant’s first task will be to serve as an internal second reviewer for all filings and also to assist the registrant to become current with its filings during the year ended December 31, 2008.

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

Mr. Frank Pierce Mr. Pierce enlisted in the United States Coast Guard in 1955 and was honorably discharged in 1959. After his military service Mr. Pierce was employed by the Miami Springs Police Department from 1959 to 1965. Later in 1965 Mr. Pierce joined the Miami-Dade Police Department and served there until June 30 th , 2001.  Officially retired from Police duty now for the last five years, Mr. Pierce has become a successful Real Estate Investor and Venture Capitalist.

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

Modern City Entertainment Inc.

DATE: September 26, 2008	By:	/s/ William Erfurth
William Erfurth
President and Director