Form 10-Q
period 2008-03-31
Modern City Entertainment Inc.
filed 2008-10-09
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to_____________

Commission file number  000-50468

Modern City Entertainment Inc.

(Exact name of small business issuer as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8551 Sunrise Boulevard, Suite 210, Ft. Lauderdale, Florida, 33322

(Address of principal executive offices)

(305) 970-4898

(Issuer’s telephone number)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.  Yes☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 8, 2008 23,051,993 Shares of common stock, $0.0001 par value, were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MODERN CITY ENTERTAINMENT INC.
FORM 10-Q
March 31, 2008

PART 1                      FINANCIAL INFORMATION

General

The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-K for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

MODERN CITY ENTERTAINMENT LLC
Balance Sheet

	March 31,2008	December 31, 2007
Assets
Current Assets
Cash	$586,280	$757,906
Total current assets	586,280	757,906

Property & Equipment, net of accumulated
depreciation	1,522	1,522
Other Assets	-0-	55,000

Total Assets	$587,802	$814,428

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued expenses	$107,921	$116,876
Due to related parties		12,616
Loan payable- shareholders		16,284
Total current liabilities	107,921	145,776

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized 34,753,439
issued and outstanding for both periods	3,475	3,475
Additional paid-in capital	1,093,223	1,093,223
Treasury Stock	(150,000)	-0-
Deficit accumulated during the development stage	(466,817)	(428,046)
	479,881	668,652

Total Liabilities and Shareholder Equity	$587,802	$814,428

MODERN CITY ENTERTAINMENT LLC
Statement of Income
For the Three Months Ended:

	March 31, 2008	March 31, 2007
Revenues	$-

Expenses
Bank charges and interest	29	79
Professional Fees	21,315	37,401
Travel, meals and entertainment	268	342
Payroll expenses	11,788	26,955
Office, telephone and miscellaneous	5,371	5,531
Depreciation expense	-
Total expenses	38,771	70,308

Other Income (Expense)
Write-off of equipment
Loss on disposal of equipment
Gain on disposition of property
Foreign current adjustment
Interest		190
Total other income		190

Net Loss	$(38,771)	$(70,118)

Loss per share	$(0.001)	$(0.001)

Weighted average number of shares outstanding	34,753,439	32,423,628

MODERN CITY ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for three the months ended March 31, 2008 and 2007

	Three months Ended
	March 31, 2008
	2008	2007

Cash flows used in Operating Activities
Net loss for the period	$(38,770)	$(70,118)
Add items not involving cash:
Amortization		791
Donated interest	-	1,154
Write-off of equipment		-
Loss on disposal of equipment	-	-
Gain on disposal of Azul Studios Property SL
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	46,045	146,481

	7,275	78,308
Cash Flows used in Investing Activity
Sale of Common Stock		663,526
Purchase of stock from Azul Shareholders	(150,000)	-0-

Total Cash from Investing Activity	(150,000)	663,526

Cash Flows provided by Financing Activities
Increase in amount due to related party	(12,616)	10,197
Increase in loan payable to stockholders	(16,284)	5,875

Total Cash from Financing Activities	(28,900)	16,072

Decrease in cash during the period	(171,625)	757,906

Cash, beginning of the period	757,906	-0-

Cash, end of the period	$586,280	$757,906

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and March 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all the information and footnote disclosures provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Form 10-K for the year ended December 31, 2007 of Modern City Entertainment, Inc. as filed with the U.S. Securities and Exchange Commission. The summary December 31, 2007 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles at December 31, 2007.

In the opinion of the Company's management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of the financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CAPITALIZATION

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

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and March 31, 2007

Principles of Consolidation

The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary, Azul Media Inc.  All significant inter-company transactions and balances have been eliminated on consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for major betterments and additions are capitalized, while replacement, maintenance and repairs, which do not extend the lives of the respective assets are charged to expense currently. Any gain or loss on disposition of assets is recognized currently in the statement of operations.

INCOME TAXES

The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at March 31, 2008 and 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and March 31, 2007

ACCOUNTING FOR STOCK-BASED COMPENSATION

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attribute. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has adapted SFAS No. 159 to its financial statements. The adoption of this standard has no material effect on the Company’s consolidated financial statements.

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and March 31, 2007

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

 In April 2008, FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3) was issued. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company has not determined the impact on its financial statements of this accounting standard.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In May, 2008 the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and March 31, 2007

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and March 31, 2007

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

Note 3                 Loan Payable to Stockholders

On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company.  The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid.  The repayment term is not fixed.  The loan is further secured by other shareholders of the Company to be paid from any proceeds that they receive upon the sale of their shares.   On June 12, 2006, the Company borrowed an additional $10,240 from the same shareholder under the same terms. Loan was repaid as of March 31, 2008.

Note 4                 Stock Option Plan and Stock-based Compensation

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

Share Purchase Warrants

At March 31, 2008, 312,715 share purchase warrants are outstanding.  Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until March 31, 2008.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and March 31, 2007

Note 5                 Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:

	2008	2007

Future tax assets
Non-capital loss carry-forward	$540,290	$512,320
Valuation allowance for deferred tax asset	(540,290)	(512,320)

	$-	$-

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

As at March 31, 2008, the Company has accumulated non-capital losses totaling approximately $356,900, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6                   Purchase of Common Stock from Shareholders and Settlement Agreement

The Company purchased 11,766,446 shares of common stock from sixteen former shareholders of Azul Entertainment, Inc effective June 2008.  Total purchase price was $150,000. The agreement contains standard representations and warranties and mutual releases for all parties involved. The shareholders in exchange for payments and releases agree not to purchase directly or indirectly any interest in Modern City Entertainment, Inc. for a period of five years.

The Company put the money in escrow in the current quarter and the shares were purchased in June 2008.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes, " “anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward- looking statements. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in this Quarterly Report and in other documents we file with the Securities and Exchange Commission.

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

During the quarter ended March 31, 2008 and to date, the primary source of capital has been private placements from new and existing shareholders. It is management’s intention to secure additional equity financings primarily through private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The funding will be required at accelerating rates once the Company commences production of it’s initial film. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

FINANCIAL  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008

During the three months ended March 31, 2008 the Company incurred a loss from operations of $38,771, which includes professional fees and payroll of $33,103.  This compares with a loss of $70,118 for the corresponding period of the prior fiscal year.  This decrease in the net loss reflects primarily the Company’s decreased professional and payroll fees as a result of less expenses associated with Azul, Inc.

The funding of operations during the three months ended March 31, 2008 were provided by way of the sale of equity securities in the amount of $750,000 and proceeds assumed through the acquisition of Modern City Entertainment Inc. in the amount of $214,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

As at March 31, 2008 the Company had a cash balance of $586,280, as compared with $3,035 in cash at March 31, 2007. At March 31, 2008, the Company had working capital of $573,989.

 ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4.                CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our President concluded that, at March 31, 2008, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. And (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. The Company intends to remedy the effectiveness of its internal control immediately. The registrant intends to hire third parties to review its financial reporting process. The consultant’s first tasks will be to serve as a second reviewer for all filings and also to assist the registrant to be current with its filings during the year ended December 31, 2008. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was not effective. The Company intends to remedy the effectiveness of its internal control immediately. The registrant intends to hire third parties to review its financial reporting process. The consultant’s first task will be to serve as a internal second reviewer for all filings and also to assist the registrant to become current with its filings during the year ended December 31, 2008.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 1A - RISK FACTORS

POSSIBLE “PENNY STOCK” REGULATION

Any trading of our common stock in the Pink Sheets or on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•
In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

BECAUSE WE ARE QUOTED ON THE OTCBB INSTEAD OF AN EXCHANGE OR NATIONAL QUOTATION SYSTEM, OUR INVESTORS MAY HAVE A TOUGHER TIME SELLING THEIR STOCK OR EXPERIENCE NEGATIVE VOLATILITY ON THE MARKET PRICE OF OUR STOCK.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

RISKS RELATING TO OWNERSHIP OF OUR COMMON STOCK

Although there is presently a market for our common stock, the price of our common stack may be extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. We anticipate that the market may be potentially highly volatile and may fluctuate substantially because of:

•	Actual or anticipated fluctuations in our future business and operating results;

•	Changes in or failure to meet market expectations;

•	Fluctuations in stock market price and volume

WE DO NOT INTEND TO PAY DIVIDENDS

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are rapid, there is no assurance with respect to the amount of any such dividend.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial  information, which could have a negative effect on the trading price of our common stock.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

We will be relying on additional financing and funding. We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the projects as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

SHOULD ONE OR MORE OF THE FOREGOING RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2008.

ITEM 5. OTHER INFORMATION

None.

Item 6.                      Exhibits and Reports on Form 8-K

None

A. Exhibits

Exhibit No.	Descriptions

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: October 8, 2008	By:	/s/ William Erfurth
William Erfurth
President and Director