Form 10-Q/A
period 2008-03-31
Modern City Entertainment Inc.
filed 2008-10-21
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number  000-50468

Modern City Entertainment Inc.

 (Exact name of registrant as specified in its charter)

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

MODERN CITY ENTERTAINMENT INC.
FORM 10-Q
March 31, 2008

INDEX

PART I                      FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements and Notes to Financial Statements

(a) Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	4

(b) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 (unaudited)	5

(c) Condensed Consolidated Statements of Cash Flow for the Three Months Ended March 31, 2008 and 2007 (unaudited)	6

(d) Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

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

MODERN CITY ENTERTAINMENT LLC
Balance Sheet

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash	$586,280	$757,906
Total current assets	586,280	757,906

Property & Equipment, net of accumulated
depreciation	1,522	1,522
Other Assets	-0-	55,000

Total Assets	$587,802	$814,428

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued expenses	$107,921	$116,876
Due to related parties		12,616
Loan payable- shareholders		16,284
Total current liabilities	107,921	145,776

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized 34,753,439
issued and outstanding for both periods	3,475	3,475
Additional paid-in capital	1,093,223	1,093,223
Treasury Stock	(150,000)	-0-
Deficit accumulated during the development stage	(466,817)	(428,046)
	479,881	668,652

Total Liabilities and Shareholder Equity	$587,802	$814,428

MODERN CITY ENTERTAINMENT LLC
Statement of Income
For the Three Months Ended:

	March 31, 2008	March 31, 2007
Revenues	$-

Expenses
Bank charges and interest	29	79
Professional Fees	21,315	37,401
Travel, meals and entertainment	268	342
Payroll expenses	11,788	26,955
Office, telephone and miscellaneous	5,371	5,531
Depreciation expense	-
Total expenses	38,771	70,308

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

NOTE 4 - LOANS PAYABLE TO STOCKHOLDERS

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

NOTE 5 - STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

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
NOTE 6 - INCOME TAXES

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

NOTE 7 - PURCHASE OF COMMON STOCK FROM SHAREHOLDERS AND SETTLEMENT AGREEMENT

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our President concluded that, at March 31, 2008, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. And (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. The Company intends to remedy the effectiveness of its internal control immediately. The registrant’s intends to hire third parties to review its financial reporting process. The consultant’s first tasks will be to serve as a second reviewer for all filings and also to assist the registrant’s to be current with its filings during the year ended December 31, 2008.A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of March 31, 2008, our internal control over financial reporting was not effective. The Company intends to remedy the effectiveness of its internal control immediately. The registrant intends to hire third parties to review its financial reporting process. The consultant first task will be to serve as a internal second reviewer for all filings and also to assist the registrant to become current with its filings during the year ended December 31, 2008.

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

ITEM 2. CHANGES IN SECURITIES AND REGISTRANT PURCHASES OF EQUITY SECURITIES

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

Modern City Entertainment Inc.

By:	/s/ William Erfurth
William Erfurth
President and Director

Date:	October 20, 2008