Form 10-Q
period 2008-06-30
Modern City Entertainment Inc.
filed 2008-10-21
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

MODERN CITY ENTERTAINMENT INC.
FORM 10-Q
June 30, 2008

INDEX

PART I                      FINANCIAL INFORMATION

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements and Notes to Financial Statements

(a) Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 (unaudited)	4

(b) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	5

(c) Condensed Consolidated Statements of Cash Flow for the Six Months Ended June 30, 2008 and 2007 (unaudited)	6

(d) Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

PART 1                      FINANCIAL INFORMATION

General

The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-K for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

MODERN CITY ENTERTAINMENT LLC
Balance Sheet

	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash	$514,167	$757,906
Total current assets	514,167	757,906

Property & Equipment, net of accumulated
depreciation	1,522	1,522
Other Assets	55,000	55,000

Total Assets	$570,689	$814,428

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable and accrued expenses	$35,410	$116,876
Due to related parties		12,616
Loan payable- stockholders		16,284
Total current liabilities	35,410	145,776

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized 34,753,439 and 23,051,993 issued and outstanding respectively	2,305	3,475
both periods
Additional paid-in capital	1,368,180	1,093,223
Treasury stock	(150,000)	-0-
Deficit accumulated during the development stage	(685,206)	(428,046)
Total Shareholders’ Equity	535,279	668,652

Total Liabilities and Stockholders’ Equity	$570,689	$814,428

MODERN CITY ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007

Expenses
Bank charges and interest	$29	$132	$-	$88
Professional fees	31,815	74,069	10,500	36,668
Travel, meals and entertainment	45,480	1,857	45,139	1,515
Payroll expenses	23,575	31,144	11,788	4,376
Office, telephone and miscellaneous	6,670	15,464	1,371	9,711

Loss before other items	(107,569)	(122,666)	(68,798)	(52,358)

Other items:
Write-off of equipment	-	-		-
Loss on disposal of equipment	-	-	-	-
Interest Income		346		156
Foreign currency adjustments	-	-

		346		156

Net loss for the period	$(107,569)	$(122,320)	$(68,798)	$(52,202)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Weighted average number of shares outstanding for the period	31,828,078	5,576,082	28,902,716	5,576,082

MODERN CITY ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and 2007

	Six months ended
	June 30,
	2008	2007

Cash flows used in Operating Activities
Net loss for the period	$(107,569)	$(122,320)
Add items not involving cash:
Donated interest	-	-
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	(81,466)	123

	(189,035)	(122,197)
Cash Flows provided by (used in) Investing Activities
Sale of Common Stock	124,196	151,500
Purchase of property & equipment		(1,691)
Investment in intangible asset		(55,000)
Purchase of stock from Azul Shareholders	(150,000)	-0-

Total Cash provided by (used in) Investing Activities	(25,804)	94,809

Cash Flows used in Financing Activities
(Decrease) in amount due to related party	(12,616)	-
(Decrease) in loan payable to stockholders	(16,284)	-

Total Cash provided by (used in) Financing Activities	(28,900)	-

(Decrease) in cash during the period	(243,739)	(27,388)

Cash, beginning of the period	757,906	325,005

Cash, end of the period	$514,167	$297,617

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

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
For the Six Months Ended June 30, 2008 and 2007

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at June 30, 2008 and 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

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
For the Six Months Ended June 30, 2008 and 2007

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

Software Development Costs

 Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the six months ended June 30, 2008 and 2007 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007

Reclassifications

 Certain amounts for the six months ended June 30, 2007 have been reclassified to conform to the presentation of the June 30, 2008 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2007.

 Fair Value of Financial Instruments

 The carrying amount reported in the  consolidated condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

NOTE 4 - LOAN PAYABLE TO STOCKHOLDERS
On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company.  The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid.  The repayment term is not fixed.  The loan is further secured by other shareholders of the Company to be paid from any proceeds that they receive upon the sale of their shares.   On June 12, 2006, the Company borrowed an additional $10,240 from the same shareholder under the same terms. Loan was repaid as of June 30, 2008.

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

Share Purchase Warrants

At June 30, 2008, 312,715 share purchase warrants are outstanding.  Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until June 30, 2008.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2008 and 2007
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

As of June 30, 2008, the Company has accumulated non-capital losses totaling approximately $356,900, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

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

During the quarter ended June 30, 2008 and to date, the primary source of capital has been private placements from new and existing shareholders. It is management’s intention to secure additional equity financings primarily through private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The funding will be required at accelerating rates once the Company commences production of it’s initial film. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

FINANCIAL  RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008

During the six months ended June 30, 2008 the Company incurred a loss from operations of $107,569, which includes professional fees and payroll of $31,815 and travel expenses of $45,480 from costs related to travel for Padre Pio the movie.  This compares with a loss of $122,320 for the corresponding period of the prior fiscal year.  This decrease in the net loss reflects primarily the Company’s decreased professional and payroll fees as a result of less expenses associated with Azul, Inc.

The funding of operations during the six months ended June 30, 2008 were provided by way of the sale of equity securities in the amount of $750,000 and proceeds assumed through the acquisition of Modern City Entertainment Inc. in the amount of $214,000.

FINANCIAL  RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008

During the three months ended June 30, 2008 the Company incurred a loss from operations of 68,798, which includes travel expense of $45,139. These expenses are mainly the result of costs related to the production of Padre Pio the movie.  This compares with a loss of $52,202 for the corresponding period of the prior fiscal year.  This decrease in the net loss reflects primarily the Company’s decreased professional and payroll fees as a result of less expenses associated with Azul, Inc.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2008 the Company had a cash balance of $514,167, as compared with $297,617in cash at June 30, 2007. At June 30, 2008, the Company had working capital of $478,757.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our President concluded that, at June 30, 2008, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. And (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. The Company intends to remedy the effectiveness of its internal control immediately. The registrant’s intends to hire third parties to review its financial reporting process. The consultant’s first tasks will be to serve as a second reviewer for all filings and also to assist the registrant’s to be current with its filings during the year ended December 31, 2008.A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was not effective. The Company intends to remedy the effectiveness of its internal control immediately. The registrant intends to hire third parties to review its financial reporting process. The consultant first task will be to serve as a internal second reviewer for all filings and also to assist the registrant to become current with its filings during the year ended December 31, 2008.

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

ITEM 2. CHANGES IN SECURITIES AND REGISTRANT PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

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