Form 10-Q
period 2008-09-30
Modern City Entertainment Inc.
filed 2008-11-12
CIK 1267391

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

(305) 970-4898

 (Issuer’s telephone number)

Check  whether  the issuer (1) filed all reports required to be filed by section 13  or  15(d) of the Exchange Act during the past 12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.Yes  ☒    No ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 10, 2008 23,051,993 Shares of common stock, $0.0001 par value, were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MODERN CITY ENTERTAINMENT INC.

FORM 10-QSB

September 30, 2008

INDEX

PART I                      FINANCIAL INFORMATION

Part I. Financial Information	3

Item 1. Condensed Consolidated Financial Statements and Notes to Financial Statements	3

(a) Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	4

(b) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	5

(c) Condensed Consolidated Statements of Cash Flow for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	6

(d) Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

PART 1                      FINANCIAL INFORMATION

General

The accompanying reviewed condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's registration statement on Form 10-K for the year ended December 31, 2007 (audited). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

MODERN CITY ENTERTAINMENT LLC
Balance Sheet

	September 30,2008	December 31, 2007
Assets
Current Assets
Cash	$484,949	$757,906
Total current assets	484,949	757,906

Property & Equipment, net of accumulated
depreciation	1,522	1,522
Other Assets	55,000	55,000

Total Assets	$541,471	$814,428

Liabilities and Shareholder's Equity

Current Liabilities
Accounts payable and accrued expenses	$35,460	$116,876
Due to related parties		12,616
Loan payable- shareholders		16,284
Total current liabilities	35,460	145,776

STOCKHOLDERS’ DEFICIENCY
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized 34,753,439
And 23,051,993 issued and outstanding respectively	2,305	3,475
Additional paid-in capital	1,218,588	1,093,223
Treasury Stock	(150,000)	-0-
Deficit accumulated during the development stage	(564,882)	(428,046)
	506,011	668,652

Total Liabilities and Shareholder Equity	$541,471	$814,428

MODERN CITY ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2008 and 2007

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007

Expenses
Bank charges and interest	$29	$132	$-	$88
Professional fees	42,315	74,069	10,500	36,668
Travel, meals and entertainment	54,147	1,857	5,139	1,515
Payroll expenses	33,675	31,144	11,788	4,376
Office, telephone and miscellaneous	6,670	15,464	1,371	9,711

Loss before other items	(136,836)	(122,666)	(28,798)	(52,358)

Other items:
Write-off of equipment	-	-		-
Loss on disposal of equipment	-	-	-	-
Interest Income		346		156
Foreign currency adjustments	-	-

		346		156

Net loss for the period	$(136,836)	$(122,320)	$(28,798)	$(52,202)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.01)

Weighted average number of shares outstanding for the period	31,828,078	5,576,082	28,902,716	5,576,082

MODERN CITY ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2008 and 2007

	Nine months Ended
	September 30,
	2008	2007

Cash flows used in Operating Activities
Net loss for the period	$(136,836)	$(122,320)
Changes in non-cash working capital item related to operations:
Accounts payables and accrued liabilities	(81,416)	36,580

	(218,252)	(85,740)
Cash Flows used in Investing Activity
Proceeds from common stock subscriptions	-	611,813
Purchase of property & equipment	-	(1,691)
Increase in additional paid in capital	124,195
Purchase of Stock from Azul Shareholders	(150,000)	-
Investment in Intangible Assets	-	(55,000)
	(25,805)	555,122

Cash Flows provided by Financing Activities
Decrease in amount due to related party	(12,616)	-
Decrease in loan payable to stockholders	(16,284)	-

	(28,900)	-

Increase (decrease) in cash during the period	(272,957)	469,382

Cash, beginning of the period	757,906	325,005

Cash, end of the period	$484,949	$794,387

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

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
For the Nine Months Ended September 30, 2008 and 2007

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

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants at September 30, 2008 and 2007, respectively are anti-dilutive and therefore are not included in earnings (loss) per share.

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
For the Nine Months Ended September 30, 2008 and 2007

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
For the Nine Months Ended September 30, 2008 and 2007

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

Software Development Costs

 Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1,  "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" .  Qualifying costs incurred during the application development stage, which consist primarily of outside services are capitalized and amortized over the estimated useful life of the asset. All other costs are expensed as incurred. The Company has determined that all costs for the nine months ended September 30, 2008 and 2007 do not relate to the application development stage and therefore have expensed these costs as they were incurred.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

Reclassifications

 Certain amounts for the nine months ended September 30, 2007 have been reclassified to conform to the presentation of the September 30, 2008 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2007.

Fair Value of Financial Instruments

 The carrying amount reported in the consolidated condensed balance sheet for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Note 4                 Loan Payable to Stockholders

On January 23, 2006 the Company borrowed $5,875 from a shareholder of the Company.  The Company has agreed that when the loan is repaid that an interest amount equal to 100% of the loan proceeds will be paid.  The repayment term is not fixed.  The loan is further secured by other shareholders of the Company to be paid from any proceeds that they receive upon the sale of their shares.   On June 12, 2006, the Company borrowed an additional $10,240 from the same shareholder under the same terms. Loan was repaid as of September 30, 2008.

Note 5                 Stock Option Plan and Stock-based Compensation

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

Share Purchase Warrants

At September 30, 2008, 312,715 share purchase warrants are outstanding.  Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2008.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2008 and 2007

Note 6                 Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:

	2008	2007

Future tax assets
Non-capital loss carry-forward	$550,290	$512,320
Valuation allowance for deferred tax asset	(550,290)	(512,320)

	$-	$-

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

As of September 30, 2008, the Company has accumulated non-capital losses totaling approximately $365,000, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

  Note 7                     Purchase of Common Stock from Shareholders and Settlement Agreement

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

The Company put the money in escrow in the previous quarter and the shares were repurchased in June 2008.

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

During the quarter ended September 30, 2008 and to date, the primary source of capital has been private placements from new and existing shareholders. It is management’s intention to secure additional equity financings primarily through private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The funding will be required at accelerating rates once the Company commences production of it’s initial film. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

FINANCIAL RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER  30, 2008 and SEPTEMBER 30, 2007

During the nine months ended September 30, 2008 the Company incurred a loss from operations of $136,836, which includes professional fees and payroll of $75,990 and travel costs of $54,147.  This compares with a loss of $122,666 for the corresponding period of the prior fiscal year.  This increase in the net loss reflects primarily the Company’s costs associated with travel related costs for the production of its movies that are in process.

FINANCIAL RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER  30, 2008 and SEPTEMBER 30, 2007

During the three months ended September 30, 2008 the Company incurred a loss from operations of $28,798, which includes professional fees and payroll of $22,288.  This compares with a loss of $52,202 for the corresponding period of the prior fiscal year.  This decrease in the net loss reflects primarily the Company’s costs associated with professional fees under prior management and Azul, Inc..

LIQUIDITY  AND  CAPITAL  RESOURCES

As at September 30, 2008 the Company had a cash balance of $484,949, as compared with $794,387 in cash at September 30, 2007. At September 30, 2008, the Company had working capital of $449,489.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 4. CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our President of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation our President concluded that, at September 30, 2008, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. And (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. The Company intends to remedy the effectiveness of its internal control immediately. The registrant’s intends to hire third parties to review its financial reporting process. The consultant’s first tasks will be to serve as a second reviewer for all filings and also to assist the registrant’s to be current with its filings during the year ended December 31, 2008.A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of September 30, 2008, our internal control over financial reporting was not effective. The Company intends to remedy the effectiveness of its internal control immediately. The registrant intends to hire third parties to review its financial reporting process. The consultant first task will be to serve as a internal second reviewer for all filings and also to assist the registrant to become current with its filings during the year ended December 31, 2008.

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

ITEM 2. CHANGES IN SECURITIES AND REGISTRANT PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None

A. Exhibits

Exhibit No.                                Descriptions

31.1	Certification of Chief Executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B. Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: November 10, 2008	By:	/s/ William Erfurth
William Erfurth
President and Director