Form 10-K
period 2008-12-31
Modern City Entertainment Inc.
filed 2009-06-30
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the year ended December 31, 2008

☐   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the transition period from _____ to ______

Commission file number  000-50468

Modern City Entertainment Inc.
(Exact name of small business issuer as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1815 Griffin Road, Suite 207 Ft. Lauderdale, FL. 33004	33322
(Address of principal executive offices)

8551 Sunrise Boulevard, Suite 210, Ft. Lauderdale, Florida 33322
(Former Address of principal executive offices)

(305) 970-4898
 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act

Common stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

The issuer’s revenues for its most recent fiscal year: $0

As of May 31, 2009, the aggregated market value of the common stock held by non-affiliates was approximately $294,00 based upon the price at which the common shares were purchased by the Company from existing shareholders in May 2008.

As of May 31, 2009, there were 23,051,993 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

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

PART I

Item 1.  Description of Business

Modern City Entertainment Inc. (formerly Azul Studios International Inc.) (the “Company”) was incorporated on September 23, 1996 under the laws of the state of Texas.  In July 1999 the Company changed its jurisdiction to the State of Washington through a merger agreement with Realty Technologies Inc. (RTI).  That business was subsequently renamed to Equinta Corp and the business was sold. The Company then changed the name of the Company to eCourier Corps Inc. (ECC) and commenced the development of a business model in the courier business which was subsequently abandoned.   In December 2004, the Board of Directors of the Company were presented with a business plan and opportunity to acquire all right, title and interest to a business plan by the name of Azul Studios.  In April 2004 the Board of Directors revised and approved the business plan, and commenced operations with limited success under the name “Azul Studios International Inc.”

On February 28, 2007, Modern City Entertainment Inc. (formerly Azul Studios International Inc.) entered into an agreement for the acquisition of Modern City Entertainment LLC (“MCE”), a Miami based development stage independent movie Company, which is in the business of acquiring, producing and distributing feature films internationally.  The Company currently has the rights to six screenplays and is in the process of securing financing for the development of its first production. On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company.  This transaction was accounted for as a reverse acquisition. The shares were issued December 12, 2007.

The initial screenplay being developed is a movie called “Padre Pio The Signs of Heaven” which is a real life journey through the life, beliefs and miraculous events in the life of Padre Pio.  It is management’s intention to produce this using the highest quality of effects to capture the compelling realism of his life and thereby capture the imagination of audiences worldwide.

Reports to Security Holders

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We will be an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at  http://www.sec.gov/ ..

Item 2.  Description of Property

The following table sets forth information relating to each of the Company's offices as of December 31, 2008.  The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at December 31, 2008 was $1,184.

PRINCIPLE BUSINESS OFFICE

Modern City Entertainment Inc. 1815 Griffin Road, Suite 207 Ft. Lauderdale, FL. 33004

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

As of December 31, 2008, the Company had 23,051,993 shares of common stock outstanding, par value $0.0001, held by approximately 490 shareholders of record.

During the  year ended December 31, 2008, the Company purchased 11,766,466 shares of its outstanding common stock  from 15 existing shareholders. The Company did not issue any unregistered securities during the year.

On July 21, 2007, the Company issued 2,073,600 shares at a price of $0.25 per share to accredited investors within the US pursuant to a Regulation 506 exemption from Registration.

On August 20, 2007, the Company issued 256,200 shares at a price of $1.00 per share to accredited investors within the US pursuant to a Regulation 506 exemption from Registration,

On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company.  This transaction was accounted for as a reverse acquisition. The shares were issued December 12, 2007.

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

GENERAL

The Company is in the process of building upon the developing business of its newly acquired subsidiary Modern City Entertainment LLC.  The Company is currently seeking equity financing in order to fund production of the Company’s initial screen play called Padre Pio, Signs of Heaven. To date, no operating revenues have been generated.  The Company's operations to date have consumed substantial amounts of cash.  The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future as the Company develops its initial production.

The Company was in the development stage through December 31, 2007, however during 2008 the Company commenced certain film production activities and paid certain expenditures related to costs associated with actual filming. Due to the commencement of these activities, the Company no longer considers itself in the development stage despite not earning revenues. Revenue for the film industry are generally not recognized until after certain distribution or licensing arrangements are executed, a process that may take a significant amount of time to complete even after a film project has been concluded and is ready for distribution.

On February 28, 2007, a shareholder of the Company entered into an agreement with the unit holders of MCE, whereby that shareholder tendered 19,071,546 of the common shares held in the Company to be held in trust for the unit holders of MCE in exchange for the transfer of 99% of the issued and outstanding units of MCE to the Company.  This transaction was accounted for as a reverse acquisition. The shares were issued December 12, 2007.

During the year ended December 31, 2007 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Upon the acquisition of Modern City Entertainment LLC, on February 28, 2007, the Company’s consolidated cash balance was increased to $757,906 comprised of the cash balance in the Company’s subsidiary Company. Since that time, the Company has made equity sales of $518,400 at $0.25 per share and an additional $256,200 sold at $1.00 per share. It is management’s intention to secure additional equity financings by way of further private placements of the Company’s common stock.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure funding on an ongoing basis.  The Company will be seeking investment capital for the development of its initial screenplay, and the marketing of that screenplay once complete. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

The Company incurred a loss from operations of $74,567 compared to a loss of $154,731 in the previous fiscal year.  The previous year loss reflects expenditures as the Company had increased spending in order to focus upon the development of another area of activity, which has been successfully consummated with the acquisition of Modern City Entertainment LLC.  Current year expenditures represent expenditures related to general and administrative costs and salary. The reduction in the current year loss compared with 2007 is primarily due to the capitalization of film production costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 the Company had a working capital balance of $346,538.  This is the result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings.

During the year ended December 31, 2008 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Upon the acquisition of Modern City Entertainment LLC, on February 28, 2007, the Company’s consolidated cash balance was increased to $757,906 comprised of the cash balance in the Company’s subsidiary Company. Since that time, the Company has made equity sales of $518,400 at $0.25 per share and an additional $256,200 sold at $1.00 per share. It is management’s intention to secure additional equity financings by way of further private placements of the Company’s common stock.

During the year ended December 31, 2008, the Company completed a purchase of approximately 11.6 million of its outstanding shares for a total of $150,000. The shares were subsequently cancelled.

The Company is in the process of taking its securities up to trade on the OTCBB which management believes will facilitate the future financing of the Company, from new and existing shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements

MODERN CITY ENTERTAINMENT, INC.

(formerly Azul Studios International Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Kramer Weisman and Associates, LLP
Certified Public Accountants
12515 Orange Drive, Suite 814
Davie, Florida  33330

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Modern City Entertainment, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Modern City Entertainment, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern City Entertainment, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of  the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not yet achieved profitable operations, has accumulated losses and expects to incur further losses.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
May 31, 2009

MODERN CITY ENTERTAINMENT INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash	$486,972	$757,906
Total current assets	486,972	757,906

Property & equipment, net of accumulated
depreciation	1,184	1,522
Prepaid production costs	96,363	55,000

Total Assets	$584,519	$814,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$140,434	$116,876
Due to related parties	-	12,616
Loan payable- stockholders	-	16,284
Total current liabilities	140,434	145,776

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,439 issued and outstanding respectively	2,298	3,475
Additional paid-in capital	944,400	1,093,223
Accumulated Deficit	(74,567)	-
Deficit accumulated during the development stage	(428,046)	(428,046)
Total stockholders’ equity	444,085	668,652

Total Liabilities and Stockholders’ Equity	$584,519	$814,428

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues	$-	-

Expenses
Payroll expenses	47,151	32,062
Professional fees	27,970	107,252
Website	-	3,879
Services and fees expense	10,369	3,838
Travel, meals and entertainment	9,413	9,241
Depreciation expense	338	169
Telephone	2,539	1,236
Other expenses	3,090	6,669
Total expenses	100,870	164,346

Other Income (Expense)
Gain from sale of Azul Studios Property	-	10,387
Loss from disposal of equipment	-	(756)
Interest	26,303	(16)
Total other income	26,303	9,615

Net Loss	$(74,567)	$(154,731)

Loss per share –basic and diluted	$(0.003)	$(0.005)

Weighted average number of shares outstanding-basic and diluted	29,850,742	33,588,534

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007

	Years ended
	December 31,
	2008	2007

Cash flows used in operating activities
Net loss	$(74,567)	$(154,731)
Add items not involving cash:
Depreciation	338	169
Options and warrants issued for services	-	136,638
Loss on disposal of equipment	-	756
Gain on disposal of Azul Studios Property SL	-	(10,387)
Changes in non-cash working capital item related to operations:
Accounts payable and accrued expenses	23,558	21,628
Net cash used in operating activities	(50,671)	(5,927)

Cash flows used in investing activities
Net cash received from sale of Azul Studios Property SL	-	628
Prepaid production costs	(41,363)	-
Net cash used in investing activities	(41,363)	628

Cash flows provided by financing activities
Increase (decrease) in amount due to related party	(12,616)	(11,395)
Purchase of outstanding common stock	(150,000)	-
Payment of stockholders loans payable	(16,284)	-
Proceeds from common stock subscriptions	-	774,600

Cash flows (used in) provided by financing activities	(178,900)	763,205

(Decrease) increase in cash during the period	(270,934)	757,906

Cash, beginning of the period	757,906	-

Cash, end of the period	$486,972	$757,906

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$16

Supplemental disclosure of non-cash investing activity:
During the year end December 31, 2007, in connection with the reverse merger transaction, the
Company acquired a movie script value at $55,000.

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2008 and 2007

				Deficit
				Accumulated
				During the
			Additional	Development
	Common Stock		Paid-in	Stage	Accumulated
	Number	Par Value	Capital	(Note 1)	Deficit	Total
Balance, January 1, 2007	32,423,628	$3,242	$1,360,776	(1,442,357)	$-	$(78,339)
Capital stock issued for cash	2,329,800	233	774,367	-	-	774,600
Warrants and options issued	-	-	136,638	-	-	136,838

Merger with Modern City Entertainment, LLC	-	-	(1,178,558)	1,169,042	-	(9,516)
Net loss for the year ended December 31, 2007	-	-	-	(154,731)	-	(154,731)

Balance, December 31, 2007	34,753,428	3,475	1,093,223	(428,046)	-	668,652
Purchase and cancellation of common stock outstanding	(11,766,446)	(1,177)	(148,823)	-	-	(150,000)
Fractional shares certificated	65,011
Net loss for the year ended December 31, 2008	-	-	-	-	(74,567)	(74,567)

Balance, December 31, 2008	23,051,993	$2,298	$944,400	$(428,046)	$(74,567)	$444,085

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

On April 27, 2007, the Company changed its name to Modern City Entertainment, Inc.

The Company was a development stage company as defined under Statement of Financial Accounting Standards (“FAS”) No. 7 through the year ended December 31, 2007.  Prior to April 1, 2000, the Company developed and sold the rights to a web based internet application in the real estate industry.  During 2008, the company commenced incurring production costs related to the production of the aforementioned screenplay.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of approximately $500,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2                       Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method.

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

Revenue Recognition and Production Costs

The Company recognizes revenue  in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition.” and also adheres to AICPA Statement of Position 00-2 "Accounting by Producers or Distributors of Films" which specifically addresses the film industry. SOP 00-2 states that an entity should recognize revenue from a sale or licensing arrangement of a film when all of the following conditions are met:

a.	Persuasive evidence of a sale of licensing arrangement with a customer exists
b.	The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.
c.	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.
d.	The arrangement fee is fixed or determinable.
e.	Collection of the arrangement fee is reasonably assured.

Production costs incurred are capitalized and will be recognized as expenses when the related revenue is recognized.

Reclassification

Certain accounts in the prior-year financial statements have been reclassified for comparative purposes to conform with the presentation in the current-year financial statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements which may apply to the company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” ("FASB No.  141(R)") FASB No.  141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations.  FASB No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. FASB No. 141(R) also requires that acquisition-related costs be recognized separately from the acquisition.  FASB No. 141(R) is effective for the Company for the fiscal year 2010.  The Company is currently assessing the impact of FASB No. 141(R) on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 ("FASB No. 160")."  The objective of FASB No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. FASB No. 160 amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51'sconsolidation procedures for consistency with the requirements of FASB No. 141 (R). This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.  The effective date of this Statement is the same as that of the related Statement141(R).  FASB No. 160 will be effective for the Company's fiscal 2010.  This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161").  SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, "Derivative Instruments and Hedging Activities"  ("SFAS No. 133").  It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for the Company as of January 1, 2009.

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets", (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of FSP142-3 on its consolidated financial position and results of operations.

 In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented inconformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In May, 2008 the FASB issued FASB Staff Position (FSP)  APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)." APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer's nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting APB 14-1 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class  method described in paragraphs 60 and 61 of FASB  Statement No. 128,  Earnings per Share.  This FSP provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  The provisions of FSP No. 03-6-1 shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted.  The provisions of FSP No. 03-6-1 are effective for the Company retroactively in the first quarter ended March 31, 2009.  The Company is currently assessing the impact of FSP No. EITF 03-6-1 on the calculation and presentation of earnings per share in its consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s consolidated financial condition or results of operations.

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its consolidated financial position and results of operations.

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its consolidated financial position and results of operations.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements will cause a material impact on its financial condition or the results of its operations.

Note 3                      Property and Equipment

The Company’s property and equipment are as follows as of December 31:

	2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$507	$1,183

	2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$138	$1,552

Depreciation expense for the year ended December 31, 2008 and 2007 was $338 and $169, respectively.

Note 4                      Capital Stock

Reverse Split
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

Common Stock and Stock Equivalent Transactions
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

In June 12, 2007, the Company approved the adoption of a 2007 employee and director stock option plan for the issuance of up to 2,100,000 options to acquire common stock of the Company at a price of $0.25 per share.  The Company further approved the issuance of 1,000,000 options out of the 2,100,000 to acquire stock, to certain officers and directors of the Company at the price of $0.25 per share.

On July 21, 2007, the Company issued 2,073,600 shares at a price of $0.25 per share to accredited investors within the US pursuant to a Regulation 506 exemption from Registration.

On August 20, 2007, the Company issued 256,200 shares at a price of $1.00 per share to accredited investors within the US pursuant to a Regulation 506 exemption from Registration,

In June 2008, the Company completed the purchase of 11,766,446 of its outstanding common shares from existing shareholders for $150,000. The shares were subsequently cancelled.

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

Share Purchase Warrants

At December 31, 2007, 312,715 share purchase warrants are outstanding.  Each warrant entitles the holder to purchase an additional common share of the Company at $0.50 per share until September 30, 2007. The warrants expired without any related exercise.

Note 5                      Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:
	2008	2007
Future tax assets
Non-capital loss carry-forward	$575,378	$550,378
Valuation allowance for deferred tax asset	(575,378)	(550,378)
	$-	$-

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at December 31, 2008, the Company has accumulated non-capital losses totaling approximately $1,526,470, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6                       Completion of Acquisition of Assets

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has had no disagreements with Accountants on accounting and financial disclosure matters or otherwise.

Item 9A.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered in this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our President who concluded, that because of the material weakness in our internal control over financial reporting described below that, our disclosure controls and procedures were not effective as of December 31, 2008.  A material weakness is a deficiency or a combination of deficiencies in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under that Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is also responsible for establishing internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934.

Our internal controls over financial reporting are intended to be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal controls over financial reporting are expected to include those policies and procedures that management believes are necessary that:

(i)     pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December, 31, 2008, management assessed the effectiveness of the our internal controls over financial reporting (ICFR) based on the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2008 and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2008:

(1)     Lack of an independent audit committee or audit committee financial expert.  Although our board of directors serves as the audit committee it has no independent directors. Further, we have not identified an audit committee financial expert on our board of directors.  These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)     Inadequate staffing and supervision within our bookkeeping operations. We have only a single employee involved in bookkeeping functions. This prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews which may result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.

Our management determined that these deficiencies constituted material weaknesses.

Due to our small size and a lack of personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. However, we will implement further controls as circumstances permit. We will engage a consultant to review our financial reporting process. The consultant’s first tasks will be to serve as a second reviewer for all filings and also to assist us in remaining current with our required filings during the fiscal year ending December 31, 2009. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Reference is made to the response to Item 9A above.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

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

Directors and Executive Officers

Name	Age	Director Since	Positions
William Erfurth	46	April 27, 2007	President & Director
Frank Pierce	68	April 27, 2007	Director
Joseph Greco	35	April 27, 2007	Director
Joe Sollecito	45	April 27, 2007	Director
Jerry Powers	45	March 31, 2009	Director

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

Mr. Frank Pierce Mr. Pierce enlisted in the United States Coast Guard in 1955 and was honorably discharged in 1959. After his military service Mr. Pierce was employed by the Miami Springs Police Department from 1959 to 1965. Later in 1965 Mr. Pierce joined the Miami-Dade Police Department and served there until June 30, 2001.  Officially retired from Police duty now for the last five years, Mr. Pierce has become a successful Real Estate Investor and Venture Capitalist.

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

Publishing titan Jerry Powers founded Ocean Drive magazine in the early nineties, bringing the fashion industry to South Beach while spearheading the success of the regional magazine market. Throughout his many years in publishing, Powers launched a variety of titles for regional markets, including Vegas, Michigan Avenue and Atlanta Peach among countless others. Today, Powers’ focus has shifted from publishing to the entertainment industry with the launch of his new consulting and marketing firm, Power Play, based in Miami.

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

Item 11.  Executive Compensation

With the exception of Mr. Erfurth, who has an employment contract providing a monthly compensation of $3,000USD per month paid by the Company’s subsidiary Modern City Entertainment LLC.  Executive officers of the Company currently do not receive any remuneration in their capacity  as  Company  executive officers. The following table sets forth information concerning the compensation for services to the Company from businesses of which the Director or Executive officer exercised significant influence, for the years ended December 31, 2008 and 2007.

Summary Compensation Table
		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Accounting, administration and office expenses (1)	Legal Fees (2) $	Consulting Fees (1) $	Investor Relations Fees (1) $	Stock Options #	All Other compensations $
William Erfurth President
	2008	-	-	36,000*	-	-	-
	2007	-	-	36,000*		-	-

* Mr. Erfurth has agreed to defer his compensation until the Company begins to earn revenues.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers and outstanding at December 31, 2008

Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year 2004 vested by December 31, 2008	Exercise Price per share	Expiration Date
N/A

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. Code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from the Company. A copy of our code of ethics is filed herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of the date of this Form , the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Shareholders / Beneficial Owners/ Percentage	Number of Shares
Mr. Bill Erfurth (15.5%) – President – MCE	3,563,875
Mr. & Mrs. Kesselman (12.5%)	2,889,629
Mr. Ron Stone (9.2%)	2,123,061
Mr. William Lindsay (8.6%)	1,926,419
Mr. Christian Ramirez (9.2%)	2,119,061
Mr. Frank Pierce (10.4%)	2,408,023
Directors and executive officers as a group	5,971,898

Item 13.  Certain Relationships and Related Transactions

During the years ended December 31, 2008 and 2007, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

For the year ended December 31, 2008, the Company's principal accountant billed $17,500 in fees for the audit of the Company’s annual financial statements.

Tax Fees

The Company's principal  accountant did bill $500 of tax fees during the years ended December 31, 2008 and 2007.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2008 and 2007.

Percentage of Hours Expended

All  hours  expended  on the  principal  accountant's  engagement  to audit  the Company's   financial  statements  for  the  most  recent  fiscal  year  were attributable  to work  performed by persons that are the principal  accountant's full-time, permanent employees.

Item 15.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Executive Officer Pusuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: June 16, 2009	By:	/s/ William Erfurth
William Erfurth
President and Director