Form 10-Q
period 2009-03-31
Modern City Entertainment Inc.
filed 2009-09-01
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-50468

Modern City Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1815 Griffin Road, Suite 207, Fort Lauderdale, Florida	33004
(Address of principal executive offices)	(Zip Code)

305-970-4898
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	2009	2008
ASSETS
Current Assets
Cash	$449,402	$486,972
Total current assets	449,402	486,972

Property & equipment, net of accumulated
depreciation	1,099	1,184
Prepaid production costs	96,363	96,363

Total Assets	$546,864	$584,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$115,789	$140,434
Total current liabilities	115,789	140,434

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	944,400	944,400
Accumulated Deficit	(87,577)	(74,567)
Deficit accumulated during the development stage	(428,046)	(428,046)
Total stockholders’ equity	431,075	444,085

Total Liabilities and Stockholders’ Equity	$546,864	$584,519

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31,

	2009	2008
Revenues	$-	-

Expenses
Payroll expenses	11,843	11,788
Professional fees	3,750	21,315
Bank charges	-	29
Travel, meals and entertainment	-	268
Depreciation expense	85	-
Office expenses	1,365	5,371
Total expenses	17,043	38,771

Other Income (Expense)
Interest Income	4033	-

Net Loss	$(13,010)	$(38,771)

Loss per share –basic and diluted	$(0.003)	$(0.001)

Weighted average number of shares outstanding-basic and diluted	23,051,993	34,753,439

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,

	2009		2008

Cash flows used in operating activities
Net loss	$	(13,010)	$	(38,771)
Add items not involving cash:
Depreciation		85		-
Changes in non-cash working capital item related to operations:
Accounts payable and accrued expenses		(24,645)		46,045
Net cash used in operating activities		(37,570)		7,274

Cash flows used in investing activities
Purchase of stock from Azul Shareholders		-		(150,000)
Net cash used in investing activities		-		(150,000)

Cash flows provided by financing activities
(Decrease) in amount due to related party		-		(12,616)
(Decrease) in loan payable to stockholders		-		(16,284)

Net cash used in financing activities		-		(28,900)

(Decrease) increase in cash during the period		(37,570)		(171,626)

Cash, beginning of the period		486,972		757,906

Cash, end of the period		$449,402		$586,280

Supplementary disclosure of cash flow information
Cash paid for:
Interest		$-		$-

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of approximately $500,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2                       Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

New Accounting Pronouncement

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This SFAS is effective for our year-end ending on December 31, 2009.  This SFAS is not expected to have a material impact on our consolidated financial position, results of operations, and cash flows.

Note 3                      Property and Equipment

The Company’s property and equipment are as follows:

	March 31, 2009
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$592	$1,099

	December 31, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$507	$1,183

Depreciation expense for the quarters ended March 31, 2009 and 2008 was $85 and $0, respectively.

Note 4                      Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:
	March 31	December 31,
	2009	2008
Future tax assets
Non-capital loss carry-forward	$579,800	$575,400
Valuation allowance for deferred tax asset	(579,800))	(575,400)
	$-	$-

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at March 31, 2009 and December 31, 2008, the Company has accumulated non-capital losses totaling approximately $1,539,000 and $1,526,000, respectively, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview
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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

The Company‘s net loss from operations decreased approximately 66% to $13,010 during the three months ended March 31, 2009 as compared to $38,771 for the three months ended March 31, 2008.  The primary reason for this was due to the reduction in professional fees and office related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $37,570 for the three months ended March 31, 2009 compared to $5,927 for the three months ended March 31, 2008, due to a decrease in net loss for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4A.  Controls and Procedures.

An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risk associated with such lack of segregation is low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management may reevaluate this situation as circumstances dictate.

The was no change in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a–15 or Rule 15d–15 under the Securities Exchange Act of 1934 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Item 4T. Controls and Procedures.

Reference is made to the response to Item 4 above.

PART II- OTHER INFORMATION

Item 1.                      Legal Proceedings.

Change in Attorneys

The Company changed attorneys during the quarter ended March 31, 2009 to:

HOWARD H. KAHN, ESQ.
KAHN, CHENKIN & RESNIK, P.L.
1815 GRIFFIN ROAD, SUITE 207
DANIA, FLORIDA 33004
PHONE: (954) 476-7994
FAX: (954) 321-0177

Item 1A.                      Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K that was filed on June 30, 2009.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

a.	N/A
b.	N/A
c.	N/A

Item 3.                      Defaults upon Senior Securities.

N/A

Item 4.                      Submission of Matters to Vote of Security Holders.

None

Item 5.                      Other Information.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: September 1, 2009	By:	/s/ William Erfurth
William Erfurth
President and Director