Form 10-Q
period 2009-06-30
Modern City Entertainment Inc.
filed 2009-09-01
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	2009	2008
ASSETS
Current Assets
Cash	$430,166	$486,972
Total current assets	430,166	486,972

Property & equipment, net of accumulated
depreciation	1,014	1,184
Prepaid production costs	96,363	96,363

Total Assets	$527,543	$584,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$111,622	$140,434
Total current liabilities	111,622	140,434

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	944,400	944,400
Accumulated Deficit	(102,731)	(74,567)
Deficit accumulated during the development stage	(428,046)	(428,046)
Total stockholders’ equity	415,921	444,085

Total Liabilities and Stockholders’ Equity	$527,543	$584,519

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2009 and 2008

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008

Expenses
Bank charges	$15	$29	$15	$-
Professional fees	6,250	31,815	2,500	10,500
Depreciation expense	170	-	85	-
Travel, meals and entertainment	450	45,480	450	45,139
Payroll expenses	23,631	23,575	11,787	11,788
Office, telephone and miscellaneous	3,815	6,670	2,451	1,371
Total Expenses	34,331	107,569	17,288	(68,798)

Loss before other items	(34,331)	(107,569)	(17,288)	(68,798)

Other income(expense)
Interest income	6,167	-	2,134	-

Net loss	$(28,164)	$(107,569)	$(15,154)	$(68,798)

Loss per share –basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding for the period	23,051,993	31,828,078	23,051,993	28,902,716

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,

	2009		2008

Cash flows used in operating activities
Net loss	$	(28,164)	$(107,569)
Add items not involving cash:
Depreciation		170	-
Changes in non-cash working capital item related to operations:
Accounts payable and accrued expenses		(28,812)	(81,466)
Net cash used in operating activities		(56,806)	(189,035)

Cash flows used in investing activities
Sale of common stock		-	124,196
Purchase of stock from Azul shareholders		-	(150,000)
Net cash used in investing activities		-	(25,804)

Cash flows used in financing activities
(Decrease) in amount due to related party		-	(12,616)
(Decrease) in loan payable to stockholders		-	(16,284)

Net cash used in financing activities		-	(28,900)

(Decrease) in cash during the period		(56,806)	(243,739)

Cash, beginning of the period		486,972	757,906

Cash, end of the period		$430,166	$514,167

Supplementary disclosure of cash flow information
Cash paid for:
Interest		$-	$-

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of approximately $500,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2                       Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

Note 3                      Property and Equipment

The Company’s property and equipment are as follows:

	June 30, 2009
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$677	$1,014

	December 31, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$507	$1,183

Depreciation expense for the three months ended June 30, 2009 and 2008 was $85 and $0, respectively.

Note 4                      Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:
	June 30,	December 31
	2009	2008
Future tax assets
Non-capital loss carry-forward	$585,000	$575,400
Valuation allowance for deferred tax asset	(585,000)	(575,400)
	$-	$-

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at June 30, 2009 and December 31, 2008, the Company has accumulated non-capital losses totaling approximately $1,554,000 and $1,526,000, respectively, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

The Company‘s net loss from operations decreased approximately 73% to $28,164 during the six months ended June 30, 2009 as compared to $107,569 for the six months ended June 30, 2008.  The primary reason for this was due to the reduction in professional fees and office related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $56,806 for the six months ended June 30, 2009 compared to $189,035 for the six months ended June 30, 2008, due to a decrease in net loss for the period.

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

None

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