Form 10-K/A
period 2008-12-31
Modern City Entertainment Inc.
filed 2009-11-12
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A  (Amendment No. 1)

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

As of November 10, 2009, the aggregated market value of the common stock held by non-affiliates was approximately $294,000 based upon the price at which the common shares were purchased by the Company from existing shareholders in May 2008.

As of November 10, 2009, there were 23,051,993 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I
Item 6. Management’s Discussion and Analysis or Plan of Operation	4
Item 7. Financial Statements	5

EXPLANATORY NOTE

On    August 18, 2009    the Company’s Board of Directors and management determined that our financial statements for the years ended December 31, 2008 and 2007 could not no longer be relied upon because of the accounting treatment of the stock options issued.  The Company engaged a professional to determine the value of the options issued under the Black – Sholes model and the financial statements for 2007 and 2008 and the related footnotes will be revised to reflect the assumptions and compensation expense therein.

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

YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

The Company incurred a loss from operations of $74,567 compared to a loss of $404,731 in the previous fiscal year.  The previous year loss reflects expenditures as the Company had increased spending in order to focus upon the development of another area of activity, which has been successfully consummated with the acquisition of Modern City Entertainment LLC.  Current year expenditures represent expenditures related to general and administrative costs and salary. The reduction in the current year loss compared with 2007 is primarily due to the capitalization of film production costs.  In addition, the Company recognized $250,000 of compensation expenses as a result of the valuation of stock options issued.

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

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida
May 31, 2009
Except for Note 4 and Note 7 which are dated November 5, 2009

MODERN CITY ENTERTAINMENT INC.
Consolidated Balance Sheets-Restated
December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash	$486,972	$757,906
Total current assets	486,972	757,906

Property & equipment, net of accumulated
depreciation	1,184	1,522
Prepaid production costs	96,363	55,000

Total Assets	$584,519	$814,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$140,434	$116,876
Due to related parties	-	12,616
Loan payable- stockholders	-	16,284
Total current liabilities	140,434	145,776

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,439 issued and outstanding respectively	2,298	3,475
Additional paid-in capital	1,057,762	1,206,585
Accumulated Deficit	(74,567)	-
Deficit accumulated during the development stage	(541,408)	(541,408)
Total stockholders’ equity	444,085	668,652

Total Liabilities and Stockholders’ Equity	$584,519	$814,428

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Consolidated Statements of Operations-Restated
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues	$-	-

Expenses
Payroll expenses	47,151	145,424
Professional fees	27,970	107,252
Website	-	3,879
Services and fees expense	10,369	3,838
Travel, meals and entertainment	9,413	9,241
Depreciation expense	338	169
Telephone	2,539	1,236
Other expenses	3,090	6,669
Total expenses	100,870	277,708

Other Income (Expense)
Gain from sale of Azul Studios Property	-	10,387
Loss from disposal of equipment	-	(756)
Interest	26,303	(16)
Total other income	26,303	9,615

Net Loss	$(74,567)	$(268,903)

Loss per share –basic and diluted	$(0.003)	$(0.008)

Weighted average number of shares outstanding-basic and diluted	29,850,742	33,588,534

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows-Restated
For the years ended December 31, 2008 and 2007

	Years ended
	December 31,
	2008	2007

Cash flows used in operating activities
Net loss	$(74,567)	$(268,093)
Add items not involving cash:
Depreciation	338	169
Options and warrants issued for services	-	250,000
Loss on disposal of equipment	-	756
Gain on disposal of Azul Studios Property SL	-	(10,387)
Changes in non-cash working capital item related to operations:
Accounts payable and accrued expenses	23,558	21,628
Net cash used in operating activities	(50,671)	(5,927)

Cash flows used in investing activities
Net cash received from sale of Azul Studios Property SL	-	628
Prepaid production costs	(41,363)	-
Net cash used in investing activities	(41,363)	628

Cash flows provided by financing activities
Increase (decrease) in amount due to related party	(12,616)	(11,395)
Purchase of outstanding common stock	(150,000)	-
Payment of stockholders loans payable	(16,284)	-
Proceeds from common stock subscriptions	-	774,600

Cash flows (used in) provided by financing activities	(178,900)	763,205

(Decrease) increase in cash during the period	(270,934)	757,906

Cash, beginning of the period	757,906	-

Cash, end of the period	$486,972	$757,906

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$16

Supplemental disclosure of non-cash investing activity:
During the year end December 31, 2007, in connection with the reverse merger transaction, the
Company acquired a movie script value at $55,000.

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Stockholders’ Equity-Restated
For the years ended December 31, 2008 and 2007

				Deficit
				Accumulated
				During the
			Additional	Development
	Common Stock		Paid-in	Stage	Accumulated
	Number	Par Value	Capital	(Note 1)	Deficit	Total
Balance, January 1, 2007	32,423,628	$3,242	$1,360,776	(1,442,357)	$-	$(78,339)
Capital stock issued for cash	2,329,800	233	774,367	-	-	774,600
Stock options issued as compensation			250,000			250,000

Merger with Modern City Entertainment, LLC	-	-	(1,178,558)	1,169,042	-	(9,516)
Net loss for the year ended December 31, 2007	-	-	-	(268,093)	-	(268,093)

Balance, December 31, 2007	34,753,428	3,475	1,206,585	(541,408)	-	668,652
Purchase and cancellation of common stock outstanding	(11,766,446)	(1,177)	(148,823)	-	-	(150,000)
Fractional shares certificated	65,011
Net loss for the year ended December 31, 2008	-	-	-	-	(74,567)	(74,567)

Balance, December 31, 2008	23,051,993	$2,298	$1,057,762	$(541,408)	$(74,567)	$444,085

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

Note 3                      Property and Equipment

The Company’s property and equipment are as follows as of December 31:

	2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$507	$1,184

	2007
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$138	$1,552

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

Common Stock Transactions
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

The Company recorded compensation expense on the granting of stock options to employees.  The Company calculated the value of stock options issued by determining the fair value of the options using fair value option pricing models.

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

In June 12, 2007, the Company approved the adoption of a 2007 employee and director stock option plan for the issuance of up to 2,100,000 options to acquire common stock of the Company at a price of $0.25 per share.  The Company further approved the issuance of 1,000,000 options out of the 2,100,000 to acquire stock, to certain officers, directors and consultants of the Company at the price of $0.25 per share.

The Company recorded compensation expense on the granting of stock options to employees.  The Company calculated the value of stock options issued by determining the fair value of the options using fair value option pricing models.

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

Note 7 – Accounting changes and error corrections

The Company has adopted SFAS 154-Accounting Changes and Error Corrections, the Company has determined that accounting errors existed in reporting the value of stock options issued in 2007. The Company will be restating its balance sheet and statement of operations for the year ended December 31, 2007 and will be restating its balance sheet for the year ended December 31, 2008, to reflect the revised value of stock options and the related compensation expense.

The following tables illustrate the adjustments that were made to the originally reported amounts on the balance sheet and statement of operations at December 31, 2008 and 2007:

MODERN CITY ENTERTAINMENT INC.
Balance Sheet (Restated)
December 31, 2007

	As Reported	Adjusted	As Restated

Current Assets
Cash	$757,906		$757,906
Total current assets	757,906		757,906

Property & Equipment, net of accumulated
depreciation	1,522		1,522
Prepaid production costs	55,000		55,000

Total Assets	$814,428		$814,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$116,876		$116,876
Due to related parties	12,616		12,616
Loan payable- shareholders	16,284		16,284
Total current liabilities	145,776		145,776

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-		-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23, 051, 993 and 34,753,439 issued and outstanding respectively	3,475		3,475

Additional paid-in capital	1,093,223	113,362	1,206,385
Accumulated Deficit	-
Deficit accumulated during the development stage	(428,046)	(113,362)	(541,408)
Total stockholders’ equity	668,652		668,652

Total Liabilities and Stockholders’ Equity	$814,428		$814,428

MODERN CITY ENTERTAINMENT INC.
Balance Sheet (Restated)
December 31, 2008

	As Reported	Adjusted	As Restated

Current Assets
Cash	$486,972		$486,972
Total current assets	486,972		486,972

Property & Equipment, net of accumulated
depreciation	1,184		1,184
Prepaid production costs	96,363		96,363

Total Assets	$584,519		$584,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$140,434		$140,434
Due to related parties	-		-
Loan payable- shareholders	-		-
Total current liabilities	140,434		140,434

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-		-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23, 051, 993 and 34,753,439 issued and outstanding respectively	2,298		2,298

Additional paid-in capital	944,400	113,362	1,057,762
Accumulated Deficit	(74,567)		(74,567)
Deficit accumulated during the development stage	(428,046)	(113,362)	(541,408)
Total stockholders’ equity	444,085		444,085

Total Liabilities and Stockholders’ Equity	$584,519		$584,519

MODERN CITY ENTERTAINMENT INC.
Income Statement (Restated)
December 31, 2007

	As Reported	Adjusted	As Restated

Revenues	-

Expenses
Payroll expenses	32,062	113,362	145,424
Professional fees	107,252		107,252
Website	3,879		3,879
Services and fees expense	3,838		3,838
Travel, meals and entertainment	9,241		9,241
Depreciation expense	169		169
Telephone	1,236		1,236
Other expenses	6,669		6,669
Total expenses	164,346	113,362	277,708
	.		.
Other Income (Expense)
Interest	9,615		9,615
Total other income	9,615		9,615

Net Loss	$(154,731)	(113,362)	$(268,093)

Loss per share –basic and diluted	(0.005)	-	(0.008)

Weighted average number of shares outstanding-basic and diluted	33,588,534		33,588,534

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows-Restated
December 31, 2007

	As Reported	Adjustment	As Restated

Cash flows used in operating activities
Net loss	$(154,731)	(113,362)	$(268,093)
Add items not involving cash:
Depreciation	169		169
Options and warrants issued for services	136,638	113,362	250,000
Loss on disposal of equipment	756		756
Gain on disposal of Azul Studios Property SL	(10,387)		(10,387)
Changes in non-cash working capital item related
to operations:
Accounts payable and accrued expenses	21,628		21,628
Net cash used in operating activities	(5,927)	-	(5,927)

Cash flows used in investing activities
Net cash received from sale of Azul Studios Property SL	628		628
Prepaid production costs	-		-
Net cash used in investing activities	628	-	628

Cash flows provided by financing activities
Increase (decrease) in amount due to related party	(11,395)		(11,395)
Purchase of outstanding common stock	-		-
Payment of stockholders loans payable	-		-
Proceeds from common stock subscriptions	774,600		774,600

Cash flows (used in) provided by financing activities	763,205		763,205

(Decrease) increase in cash during the period	757,906		757,906

Cash, beginning of the period	-		-

Cash, end of the period	$757,906		$757,906

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$16		$16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: November 10, 2009	By:	/s/ William Erfurth
William Erfurth
President and Director