Form 10-Q
period 2009-09-30
Modern City Entertainment Inc.
filed 2009-11-25
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-50468

Modern City Entertainment, Inc.
(Exact name of registrant as specified in its charter)

Washington	98-0206033
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1815 Griffin Rd , Suite 207 Fort Lauderdale, Florida	33004
(Address of principal executive offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	2009	2008
ASSETS
Current Assets
Cash	$413,364	$486,972
Total current assets	413,364	486,972

Property & equipment, net of accumulated
depreciation	929	1,184
Prepaid production costs	96,363	96,363

Total Assets	$510,656	$584,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$115,856	$140,434
Total current liabilities	115,856	140,434

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(123,852)	(74,567)
Deficit accumulated during the development stage	(541,408)	(541,408)
Total stockholders’ equity	394,800	444,085

Total Liabilities and Stockholders’ Equity	$510,656	$584,519

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2009 and 2008

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008

Expenses
Bank charges	$67	$29	$52	$-
Professional fees	11,665	42,315	5,415	10,500
Depreciation expense	255	-	85	-
Travel, meals and entertainment	3,796	54,147	3,346	5,139
Payroll expenses	35,418	33,675	11,787	11,788
Office, telephone and miscellaneous	5,708	6,670	1,893	1,371
Total Expenses	56,909	136,836	22,578	(28,798)

Loss before other items	(56,909)	(136,836)	(22,578)	(28,798)

Other income(expense)
Interest income	7,624	-	1,457	-

Net loss	$(49,285)	$(136,836)	$(21,121)	$(28,798)

Loss per share –basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding for the period	23,051,993	31,828,078	23,051,993	28,902,716

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30,

	2009	2008

Cash flows used in operating activities
Net loss	$(49,285)	$(136,836)
Add items not involving cash:
Depreciation	255	-
Changes in non-cash working capital item related to operations:
Accounts payable and accrued expenses	(24,578)	42,779
Net cash used in operating activities	(73,608)	(94,057)

Cash flows used in investing activities
Purchase of outstanding common stock	-	(150,000)
Net cash used in investing activities	-	(150,000)

Cash flows used in financing activities
(Decrease) in amount due to related party	-	(12,616)
(Decrease) in loan payable to stockholders	-	(16,284)

Net cash used in financing activities	-	(28,900)

(Decrease) in cash during the period	(73,608)	(272,957)

Cash, beginning of the period	486,972	757,906

Cash, end of the period	$413,364	$484,949

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of approximately $800,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2                    Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

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

New Accounting Pronouncement

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after September 15, 2009. The Company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and has adopted the disclosure requirements of FSP 107-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the quarter ended September 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 14, 2009.

EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.

EITF 08-7, which is effective January 1, 2009, clarifies that a defensive intangible asset (an intangible asset that the entity does not intend to actively use, but intends to hold to prevent others from obtaining access to the asset) should be accounted for as a separate unit of accounting and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to the asset. EITF 08-7 is applied on a prospective basis to future transactions.

FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the earnings per share calculation pursuant to the two class method. The effect of adoption of FSP EITF 03-6-1 was not material to the Company’s consolidated results of operations.

APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 was adopted on January 1, 2009, and did not affect the Company’s consolidated financial position or consolidated results of operations.

In September 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (SFAS 166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In September 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.
The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 1, 2009.
In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 1, 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3                      Property and Equipment

The Company’s property and equipment are as follows:
	September 30, 2009
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$762	$929

	December 31, 2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$507	$1,183

Depreciation expense for the nine and three months ended September 30, 2009 and 2008 was $85 and $0, respectively.

Note 4                      Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:
	September 30,	December 31
	2009	2008
Future tax assets
Non-capital loss carry-forward	$585,000	$575,400
Valuation allowance for deferred tax asset	(585,000)	(575,400)
	$-	$-

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As of September 30, 2009 and December 31, 2008, the Company has accumulated non-capital losses totaling approximately $1,575,000 and $1,526,000, respectively, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

The Company‘s net loss from operations decreased approximately 64% to $49,285 during the nine months ended September 30, 2009 as compared to $136,836 for the nine months ended September 30, 2008.  The primary reason for this was due to the reduction in professional fees and office related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $73,608 for the nine months ended September 30, 2009 compared to $218,252 for the nine months ended September 30, 2008, due to a decrease in net loss for the period.

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

Modern City Entertainment Inc.

Date: November 25, 2009	By:	/s/ William Erfurth
William Erfurth
President and Director