Form 10-K
period 2009-12-31
Modern City Entertainment Inc.
filed 2010-04-15
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
   ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the year ended December 31, 2009

   TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2009 was approximately was approximately $294,00 based upon the price at which the common shares were purchased by the Company from existing shareholders in May 2008.

As of April 12, 2010, there were 23,051,993 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes No

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

PA RT I

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

Item 2.  De scription of Property

The following table sets forth information relating to each of the Company's offices as of December 31, 2009.  The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at December 31, 2009 was $844.

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

PA RT II

Item 5.  Market for Common Equity and Related Stockholder Matters

No public trading market exists for the Company's securities. No assurance can be given that an active trading market will develop in the foreseeable future. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

As of December 31, 2009, the Company had 23,051,993 shares of common stock outstanding, par value $0.0001, held by approximately 490 shareholders of record.

During the  year ended December 31, 2009, the Company purchased 11,766,466 shares of its outstanding common stock  from 15 existing shareholders. The Company did not issue any unregistered securities during the year.

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

Item 6.  Selected Financial Data

Not required for smaller reporting Companies

Item 7.  Management’s Di scussion and Analysis or Plan of Operation

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

YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2009

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 the Company had a working capital balance of $346,538.  This is the result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings.

During the year ended December 31, 2009 and to date, the primary source of capital has been loans from existing shareholders, and equity sales. Upon the acquisition of Modern City Entertainment LLC, on February 28, 2007, the Company’s consolidated cash balance was increased to $757,906 comprised of the cash balance in the Company’s subsidiary Company. Since that time, the Company has made equity sales of $518,400 at $0.25 per share and an additional $256,200 sold at $1.00 per share. It is management’s intention to secure additional equity financings by way of further private placements of the Company’s common stock.

During the year ended December 31, 2008, the Company completed a purchase of approximately 11.6 million of its outstanding shares for a total of $150,000. The shares were subsequently cancelled.

The Company is in the process of taking its securities up to trade on the OTCBB which management believes will facilitate the future financing of the Company, from new and existing shareholders.

Critical Accounting Policies

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in FASB Accounting Standards Codification (ASC) Topic 605-25, Revenue Arrangements with Multiple Deliverables (formally "EITF Issue No. 00-08-1"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The Company receives revenue for consulting services, video streaming services, equipment sales and leasing, installation, and maintenance agreements.  Sales and leasing agreement terms generally are for one year, and are renewable year to year thereafter.  Revenue for consulting services is recognized as the services are provided to customers.  For upfront payments and licensing fees related to contract research or technology, the Company determines if these payments and fees represent the culmination of a separate earnings process or if they should be deferred and recognized as revenue as earned over the life of the related agreement. Milestone payments are recognized as revenue upon achievement of contract-specified events and when there are no remaining performance obligations. Revenues from monthly video streaming agreements, as well as equipment maintenance, are recorded when earned. Operating equipment lease revenues are recorded as they become due from customers.  Revenues from equipment sales and installation are recognized when equipment delivery and installation have occurred, and when collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service.  Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic No. 605-25. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.   Financial Statements

MODERN CITY ENTERTAINMENT, INC.

(formerly Azul Studios International Inc.)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

Larry O’Donnell, CPA, P.C.

Telephone (303)745-4545	2228 South Fraser Street Unit 1,
Fax (303)369-9384	Aurora, Colorado 80014
www.larryodonnellcpa.com	e-mail larryodonnelcpa@ msn.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Modern City Entertainment, Inc.
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheet of Modern City Entertainment, Inc., and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders deficiency and cash flows for the year then ended. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern City Entertainment, Inc. as of December 31, 2009, and the results of operations and its cash flows for for the year then ended, in conformity with accounting principles generally accepted in the United States.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has operating and liquidity concerns, has incurred an accumulated deficit of approximately $644,125 through the period ended December 31, 2009. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Larry O’Donnell, CPA, P.C.
April 14, 2010

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

/s/ Kramer, Weisman and Associates, LLP
Certified Public Accountants
Davie, Florida

May 31, 2009 except for Notes 4 and 7 dated November 5, 2009

MODERN CITY ENTERTAINMENT INC.
Consolidated Balance Sheets
December 31, 2008 and 2009

	2009	2008
ASSETS
Current Assets
Cash	$430,959	$486,972
Total current assets	430,959	486,972

Property & equipment, net of accumulated
depreciation	844	1,184
Prepaid production costs	96,363	96,363

Total Assets	$527,736	$584,519

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$111,801	$140,434
Total current liabilities	111,801	140,434

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued		-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,439 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(102,717)	(74,567)
Deficit accumulated during the development stage	(541,408)	(541,408)
Total stockholders’ equity	415,935	444,085

Total Liabilities and Stockholders’ Equity	$527,736	$584,519

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and 2008

	Years ended
	December 31,
	2009		2008
Net loss		$(28,150)	$(74,567)
Add items not involving cash:
Depreciation		340	338
Accounts payable and accrued expenses		(28,633)	23,558
Net cash used in operating activities		(56,443)	(50,671)

Cash flows used in investing activities
Prepaid production costs		-	(41,363)
Net cash used in investing activities		-	(41,363)

Cash flows provided by financing activities
Increase (decrease) in amount due to related party		-	(12,616)
Purchase of outstanding common stock		-	(150,000)
Payment of stockholders loans payable		-	(16,284)

Cash flows (used in) provided by financing activities		-	(178,900)

(Decrease) increase in cash during the period		(56,443)	(270,934)

Cash, beginning of the period		486,972	757,906

Cash, end of the period		$430,529	486,972

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$		$-

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2008 and 2009

				Deficit
				Accumulated
				During the
			Additional	Development
	Common Stock		Paid-in	Stage	Accumulated
	Number	Par Value	Capital	(Note 1)	Deficit	Total
Balance, December 31, 2007	34,753,428	3,475	1,206,585	(541,408)	-	668,652
Purchase and cancellation of common stock outstanding	(11,766,446)	(1,177)	(148,823)	-	-	(150,000)
Fractional shares certificated	65,011
Net loss for the year ended December 31, 2008	-	-	-	-	(74,567)	(74,567)

Balance, December 31, 2008	23,051,993	$2,298	$1,057,762	$(541,408)	$(74,567)	$444,085
Net loss for the year ended December 31, 2009	-	-	-	-	(28,150)	(28,150)

Balance, December 31, 2009	23,051,993	$2,298	$1,057,762	$(541,408)	$(102,717)	$415,935

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of approximately $500,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

BASIS OF PRESENTATION

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP").  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of  the consolidated financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2008 and December 31, 2009, the Company had cash equivalents in the amount of approximately $487,000, and $431,000, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company  to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is t insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term liquid securities. As of December 31, 2008 and 2009 there were approximately $431,000 and $487,000, respectively of cash and cash equivalents held by the Company.The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had no accounts receivable at December 31, 2008 and 2009.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for the impairment of long-lived assets in accordance with ASC Topic 360, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“ACS Topic 360”) requires write-downs to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2009 this does not apply.

GOODWILL AND OTHER INTANGIBLE ASSETS

ASC Topic 350, “Intangibles – Goodwill and Other statement addresses financial accounting and reporting for acquired goodwill and other intangible assets.  It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited, with a weighted average useful life of 15 years.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2009 and 2008

In performing this assessment, management uses the income approach and the similar transactions method of the market approach to develop the fair value of the acquisition in order to assess its potential impairment of goodwill. The income approach is based on a discounted cash flow model which relies on a number of factors, including operating results, business plans, economic projections and anticipated future cash flows. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. The similar transactions method is a market approach methodology in which the fair value of a business is estimated by analyzing the prices at which companies similar to the subject, which are used as guidelines, have sold in controlling interest transactions (mergers and acquisitions). Target companies are compared to the subject company, and multiples paid in transactions are analyzed and applied to subject company data, resulting in value indications. Comparability can be affected by, among other things, the product or service produced or sold, geographic markets served, competitive position, profitability, growth expectations, size, risk perception, and capital structure. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” (“SAB No. 104”). SAB 104 clarifies application of generally accepted accounting principles related to revenue transactions. The Company also follows the guidance in FASB Accounting Standards Codification (ASC) Topic 605-25, Revenue Arrangements with Multiple Deliverables (formally "EITF Issue No. 00-08-1"), in arrangements with multiple deliverables.

The Company recognizes revenues when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

In certain cases, the Company enters into agreements with customers that involve the delivery of more than one product or service.  Revenue for such arrangements is allocated to the separate units of accounting using the relative fair value method in accordance with ASC Topic No. 605-25. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s) and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration is allocated to the separate units of accounting based on their relative fair values.

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2009.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed using the  straight-line method over the estimated  useful lives of the assets. Expenditures for major  betterments and additions are  capitalized,  while replacement, maintenance and repairs, which do not extend the lives of the respective assets,  are currently charged to expense.  Any gain or loss on  disposition of assets is recognized currently in the statement of income.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's  financial  instruments  consist primarily of cash, accounts  payable and  accrued  expenses,  and debt.  The  carrying  amounts of such  financial  instruments  approximate their respective  estimated fair value due to the short-term  maturities and approximate market interest rates of  these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current  market  exchange or from future earnings or cash flows.

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December, 31, 2009 and 2008, are anti-dilutive and therefore are not included in earnings (loss) per share.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company applies ASC Topic 718 “Share-Based Payments” (“ASC Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

For the years ended December 31, 2009 and 2008, the Company did not grant any stock options.

NON-EMPLOYEE STOCK BASED COMPENSATION

The cost of stock based compensation awards issued to non-employees for services are recorded, in accordance with ASC Topic 505- 50 “Equity-Based Payments to Non-Employees,” at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines.

COMMON STOCK PURCHASE WARRANTS

The Company accounts for common stock purchase warrants in accordance ASC Topic 815 “Derivatives and Hedging”. The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

INCOME TAXES

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions.
operations, or cash flows.

NOTE 2 - RECENT  ISSUED ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

Accounting Standards Codification

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Participating Securities Granted in Share-Based Transactions

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities). The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

Business Combinations and Noncontrolling Interests

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Fair Value Measurement and Disclosure

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly FASB FSP No 157-2, Effective Date of FASB Statement No. 157), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820 (formerly FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted a new accounting standard included in ASC 820, (formerly FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

Derivative Instruments and Hedging Activities

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (formerly FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was April 14, 2010

Accounting Standards Not Yet Effective

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company’s consolidated financial statements.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

Accounting for Variable Interest Entities

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), was adopted into Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Revenue Recognition

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

NOTE 3 -INCOME TAXES

As at December 31, 2009, the Company has accumulated non-capital losses totaling approximately $1,526,470, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements. The losses are available to offset future income. The net operating  loss carryfowards will expire in various years  through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

The Company adopted ASC 740 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between Consolidated Financial Statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The  Tax  Reform  Act of  1986  imposed  substantial  restrictions  on the  utilization  of net  operating  losses and tax  credits in the event of an  "ownership  change",  as defined by the Internal Revenue Code. Federal and   state net operating losses are subject to limitations as a result of these  restrictions.  The Company experienced a substantial      change in ownership  exceeding 50%. As a result,  the Company's ability to  utilize  its  net  operating   losses   against  future  income  has  been  significantly reduced.

The following table summarizes the significant components of the Company’s future tax assets:
	2008	2009
Future tax assets
Non-capital loss carry-forward	$575,378	$580,378
Valuation allowance for deferred tax asset	(575,378)	(580,378)
	$-	$-

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

In assessing the amount of deferred tax asset to be recognized, management  considers  whether it is more likely than not that some of the losses will be used in the future.  Management expects that they will not have benefit  in  the  future. Accordingly, a full valuation  allowance  has  been  established.

NOTE 4– FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash, cash equivalents, and marketable securities. account receivable, accounts payable, accrued expenses, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and/or approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009

The Company adopted Statement of ASC Topic 820  Fair Value Measurements (“ACS Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$430,959	$430,959	—	—

No other than temporary impairments were recognized for the years ended December 31, 2009 and 2008.

Note 5      Property and Equipment

The Company’s property and equipment are as follows as of December 31:

	2008
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$507	$1,184

	2009
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$846	$844

 Depreciation expense for the year ended December 31, 2008 and 2009 was $338 and $169, respectively.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008 and 2009
Note 6      Capital Stock

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

The Company granted no warrants or  stock options during the years ended December 31, 2008 and 2009 and no options or warrants were exercised.

Note 7 Going Concern Issues

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations for the years ended December 31, 2009 and 2008.  The Company has an accumulated net loss of $541,408.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, and the achievement of profitable operations.   The Company cannot reasonably be expected to earn revenue in the exploration stage of operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On March 15, 2010, Larry O'Donnell, CPA, P.C ("Larry O'Donnell") was appointed as the independent auditor for Modern City Entertainment, Inc. (the "Company") commencing with the year ending December 31, 2009, and Kramer Wiseman and Associates, LLP ("KWA") were dismissed as the independent auditors for the Company as of March 15, 2010.

The report of KWA on the financial statements for December 31, 2008 as published on November 15, 2009 did not contain any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles except that KWA’s report on the financial statements for the years ended December 31, 2008 and December 31, 2007 contained an explanatory paragraph indicating that substantial doubt exists about the Company’s ability to continue as a going concern.

During the Company's two most recent fiscal years and any subsequent interim period through the date of dismissal, there were no disagreements with KWA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KWA, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

ITEM 9A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Our principal executive officer and our principal financial officer  are required to base their assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO).  The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report.  Our principal executive officer and our principal financial officer, have chosen the COSO framework on which to base their assessment.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

b) Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by the Sarbanes-Oxley Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”).

As of December 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP as more fully described below. This assessment was due to the identification of control deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures and that were considered to be material weaknesses.

The matters involving internal controls over financial reporting and disclosure controls and procedures that were considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (3) ineffective controls over period end financial disclosure and reporting processes. The material weaknesses were subsequently reported to management and the Board of Directors, who concluded that the previously issued financial statements could no longer be relied upon.

Management is committed to improving our financial organization. As part of this commitment, we will i) create a new finance and accounting position that will allow for proper segregation of duties consistent with control objectives, and will increase our personnel resources and technical accounting expertise within the accounting function; and we will ii) prepare and implement appropriate written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the accounting department. Additional personnel will also be provided with the cross training needed to support the Company if personnel turnover within the department occurs.

We will also undertake the following actions: (i) implement procedures that will create more involvement from the Board in the overall financial reporting process by way of extensive monitoring and oversight as a mitigating control for our lack of segregation of duties, and (ii) establish an Audit Committee separate from the Board of Directors with persons of technical accounting expertise.

Management believes that the implementation of procedures to create more involvement from the Board by way of monitoring and oversight and the creation of a separate Audit Committee with persons of technical accounting expertise and knowledge will result in controls that mitigate our lack of segregation of duties and will also provide more checks and balances within the Company.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

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

Item 11.  Executive Compensation

With the exception of Mr. Erfurth, who has an employment contract providing a monthly compensation of $3,000USD per month paid by the Company’s subsidiary Modern City Entertainment LLC.  Executive officers of the Company currently do not receive any remuneration in their capacity  as  Company  executive officers. The following table sets forth information concerning the compensation for services to the Company from businesses of which the Director or Executive officer exercised significant influence, for the years ended December 31, 2008 and 2009.

Summary Compensation Table
		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Accounting, administration and office expenses (1)	Legal Fees (2) $	Consulting Fees (1) $	Investor Relations Fees (1) $	Stock Options #	All Other compensations $
William Erfurth President
	2008	-	-	36,000*	-	-	-
	2009	-	-	36,000*		-	-
* Mr. Erfurth has agreed to defer his compensation until the Company begins to earn revenues.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers and outstanding at December 31, 2009

Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year 2004 vested by December 31, 2009	Exercise Price per share	Expiration Date
None	None	None	None	None

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

Item 13.  Certain Relationships and Related Transactions

During the years ended December 31, 2008 and 2009, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

Item 14. Prin cipal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended December 31, 2009, the Company's principal  accountant billed $10,800 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, plus accruals of $7,500.

For the year ended December 31, 2008, the Company's principal accountant billed $10,000 in fees for the audit of the Company’s annual financial statements.

Tax Fees

The Company's principal  accountant did bill $500 of tax fees during the years ended December 31, 2008 and 2009.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2008 and 2009.

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

Modern City Entertainment Inc.

Date: April 12, 2010	By:	/s/ William Erfurth
William Erfurth
President and Director