Form 10-Q
period 2010-03-31
Modern City Entertainment Inc.
filed 2010-05-12
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2010
Common stock, $0.001 par value	23,051,993

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009
		December 31,
	2010	2009
ASSETS
Current Assets
Cash	$366,549	$430,959
Total current assets	366,549	430,959

Property & equipment, net of accumulated
depreciation	804	884
Prepaid production costs	46,363	96,363

Total Assets	$413,716	$527,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$19,546	$111,801
Total current liabilities	19,546	111,801

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(124,842)	(102,717)
Deficit accumulated during the development stage	(541,048)	(541,408)
Total stockholders’ equity	394,170	415,935

Total Liabilities and Stockholders’ Equity	$413,716	$527,736

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2009

	2010	2009
Revenues	$-	-

Expenses
Payroll expenses	11,974	11,843
Professional fees	7,155	3,750
Travel, meals and entertainment	3,243	-
Depreciation expense	80	85
Office expenses	715	1,365
Total expenses	23,167	17,043

Other Income (Expense)
Interest Income	1,042	4,033

Net Loss	$(22,125)	$(13,010)

Loss per share –basic and diluted	$(0.001)	$(0.003)

Weighted average number of shares outstanding-basic and diluted	23,051,993	23,051,993

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,

	2010		2009

Cash flows used in operating activities
Net loss	$	(22,125)	$	(13,010)
Add items not involving cash:
Depreciation		80		85
Changes in non-cash working capital item related to operations:
Accounts payable and accrued expenses		(42,365)		(24,645)
Net cash used in operating activities		(64,410)		(37,570)

Cash flows used in investing activities
Purchase of stock from Azul Shareholders		-		-
Net cash used in investing activities		-		-

Cash flows provided by financing activities
(Decrease) in amount due to related party		-		-
(Decrease) in loan payable to stockholders		-		-

Net cash used in financing activities		-		-

(Decrease) increase in cash during the period		(64,410)		(37,570)

Cash, beginning of the period		430,959		486,972

Cash, end of the period		$366,549		$449,402

Supplementary disclosure of cash flow information
Cash paid for:
Interest		$-		$-

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of approximately $500,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2       Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009included in the Company’s Annual Report on Form 10-K filed with the United States

 MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $367,000, and $431,000, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company  to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is t insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term liquid securities. As of March 31, 2010 and December 31, 2009 there were approximately $367,000 and $431,000, respectively of cash and cash equivalents held by the Company.The company has not experienced any losses in such accounts.

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

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for March 31, 2010 and  December, 31, 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2009 and quarter ended March 31, 2010, the Company did not grant any stock options.

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 - RECLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the current period's financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

Note 4                      Property and Equipment

The Company’s property and equipment are as follows:

	March 31, 2010
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$886	$804

	December 31, 2009
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$846	$844

Depreciation expense for the quarters ended March 31, 2010 and 2009 was $0 and $85, respectively.

Note 5                      Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:
	March 31	December 31,
	2010	2009
Future tax assets
Non-capital loss carry-forward	$585,800	$580,378
Valuation allowance for deferred tax asset	(585,800))	(580,378)
	$-	$-
The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at March 31, 2010 and December 31, 2009, the Company has accumulated non-capital losses totaling approximately $1,565,000 and $1,544,000, respectively, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6 Accounts payable and Accrued expenses

The Company has elected to reduce outstanding accounts payable and accrued expenses due to third parties prior to its reverse merger in 2007. The Company believes these liabilities are no longer due and should be eliminated. The balance of accounts payable and accruals as of March 31, 2010 is approximately $19,000 which consists of amounts due within the last year.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

The Company‘s net loss from operations increased approximately 41% from $13,010 during the three months ended March 31, 2009 as compared to $22,125 for the three months ended March 31, 2008.  The primary reason for this was due to the increase in professional fees and travel related expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $37,570 for the three months ended March 31, 2009 compared to $64,410 for the three months ended March 31, 2010, due to a increase in net loss for the period and reduction of accounts payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4A.  Controls and Procedures.

An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II- OTHER INFORMATION

Item 1.                      Legal Proceedings.

None

Item 1A.                      Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K that was filed on April 15, 2010.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

a.	N/A
b.	N/A

c.	N/A

Item 3.                      Defaults upon Senior Securities.

N/A

Item 4.                      Submission of Matters to Vote of Security Holders.

None

Item 5.                      Other Information.

Joseph Greco has reigned from the Company’s board of directors effective May 10, 2010. Mr. Greco will remain with the Company as a consultant and continue to focus on the creative side of the business

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: May 12, 2010	By:	/s/ William Erfurth
William Erfurth
President and Director