Form 10-Q
period 2010-06-30
Modern City Entertainment Inc.
filed 2010-08-12
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2010
Common stock, $0.001 par value	23,051,993

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$349,434	$430,959
Total current assets	349,434	430,959

Property & equipment, net of accumulated
depreciation	804	884
Prepaid production costs	40,000	96,363

Total Assets	$390,238	$527,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$21,013	$111,801
Total current liabilities	21,013	111,801

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(139,427)	(102,717)
Deficit accumulated during the development stage	(551,408)	(541,408)
Total stockholders’ equity	369,225	415,935

Total Liabilities and Stockholders’ Equity	$390,238	$527,736

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the six and three months ended June 30, 2010 and 2009

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009

Expenses
Bank charges	$2	$15	$1	$15
Professional fees	7,788	6,250	4,600	2,500
Depreciation expense	-	170	-	85
Travel, meals and entertainment	3,253	450	-	450
Payroll expenses	23,902	23,631	11,928	11,787
Office, telephone and miscellaneous	12,994	3,815	12,279	2,451
Total Expenses	47,937	34,331	28,808	(17,288)

Loss before other items	(47,937)	(34,331)	(28,808)	(17,288)

Other income(expense)
Interest income	1,268	6,167	226	2,134

Net loss	$(46,669)	$(28,164)	$(28,582)	$(15,154)

Loss per share –basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding for the period	23,051,993	23,051,993	23,051,993	23,051,993

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30,

	2010	2009

Cash flows used in operating activities
Net loss	$(46,669)	$(28,164)
Add items not involving cash:
Depreciation	-	170
Changes in non-cash working capital item related to operations:
Reduction of Production costs	10,000
Accounts payable and accrued expenses	(44,856)	(28,812)
Net cash used in operating activities	(81,525)	(56,806)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
(Decrease) in amount due to related party	-	-
(Decrease) in loan payable to stockholders	-	-

Net cash used in financing activities	-	-

(Decrease) increase in cash during the period	(81,525)	(56,806)

Cash, beginning of the period	430,959	486,972

Cash, end of the period	$349,434	$430,166

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of approximately $500,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2       Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009included in the Company’s Annual Report on Form 10-K filed with the United States

 MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $350,000, and $431,000, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company  to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is t insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term liquid securities. As of June 30, 2010 and December 31, 2009 there were approximately $350,000 and $431,000, respectively of cash and cash equivalents held by the Company.The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had no accounts receivable at June 30, 2010 and December 31, 2009.

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

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for June 30, 2010 and  December, 31, 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2009 and the six months  ended June 30, 2010, the Company did not grant any stock options.

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

NOTE 2 - RECENT  ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which changes various aspects of accounting for and disclosures of interests in variable interest entities. ASU 2009-17 is effective for interim and annual periods beginning after November 15, 2009. The Company adopted these amendments in the first quarter of 2010 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for transfers of financial assets.  This guidance was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This guidance is effective for fiscal years and interim periods beginning after November 15, 2009.  The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will require additional disclosures about the credit quality of loans, lease receivables and other long-term receivables and the related allowance for credit losses. Certain additional disclosures in this new accounting guidance will be effective for the Company on December 31, 2010 with certain other additional disclosures that will be effective on March 31, 2011. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, “Compensation — Stock Compensation (Topic 718) — Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 will be effective on July 1, 2010 and are not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements (A Consensus of the FASB Emerging Issues Task Force)”. ASU 2009-14 requires tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect that this standard update will have a significant impact on its consolidated financial statements.

In September 2009, the FASB issued certain amendments as codified in ASC Topic 605-25, “Revenue Recognition; Multiple-Element Arrangements.”  These amendments provide clarification on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  An entity is required to allocate revenue in an arrangement using estimated selling prices of deliverables in the absence of vendor-specific objective evidence or third-party evidence of selling price. These amendments also eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.  The amendments significantly expand the disclosure requirements for multiple-deliverable revenue arrangements.  These provisions are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company will adopt the provisions of these amendments in its fiscal year 2011 and is currently evaluating the impact of these amendments to its consolidated financial statements.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

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

Note 4      Property and Equipment

The Company’s property and equipment are as follows
	June 30, 2010
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$886	$804

	December 31, 2009
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$806	$884

Depreciation expense for the six months ended June 30, 2010 and 2009 was $0 and $85, respectively.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5   Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:
	June 30	December 31,
	2010	2009
Future tax assets
Non-capital loss carry-forward	$595,800	$580,378
Valuation allowance for deferred tax asset	(595,800))	(580,378)
	$-	$-

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at June 30, 2010 and December 31, 2009, the Company has accumulated non-capital losses totaling approximately $1,590,000 and $1,544,000, respectively, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6 Accounts payable and Accrued expenses

The Company has elected to reduce outstanding accounts payable and accrued expenses due to third parties prior to its reverse merger in 2007. The Company believes these liabilities are no longer due and should be eliminated. The balance of accounts payable and accruals as of June 30, 2010 is approximately $5,000 which consists of amounts due within the last year.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

The Company‘s net loss from operations increased approximately 82% from $15,154 during the three months ended June 30, 2009 as compared to $28,582 for the three months ended June 30, 2010.  The primary reason for this was due to the increase in professional fees .

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

The Company‘s net loss from operations increased approximately 65% from $28,164 during the six months ended June 30, 2009 as compared to $46,669 for the six months ended June 30, 2010.  The primary reason for this was due to the increase in professional fees .

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $81,525 for the six months ended June 30, 2010 compared to $86,806 for the six months ended June 30, 2009, due to a increase in net loss for the period and reduction of accounts payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4A.  Controls and Procedures.

An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Item 3.                      Defaults upon Senior Securities.

N/A

Item 4.                      Submission of Matters to Vote of Security Holders.

None

Item 5.                      Other Information.

Joseph Greco has resigned from the Company’s board of directors effective May 10, 2010. Mr. Greco will remain with the Company as a consultant and continue to focus on the creative side of the business

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: August 5, 2010	By:	/s/ William Erfurth
William Erfurth
President and Director