Form 10-Q
period 2010-09-30
Modern City Entertainment Inc.
filed 2010-11-10
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2010
Common stock, $0.001 par value	23,051,993

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$342,569	$430,959
Total current assets	342,569	430,959

Property & equipment, net of accumulated
depreciation	804	884
Prepaid production costs	40,000	96,363

Total Assets	$383,373	$527,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$21,054	$111,801
Total current liabilities	21,054	111,801

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(156,333)	(102,717)
Deficit accumulated during the development stage	(541,408))	(541,408)
Total stockholders’ equity	362,319	415,935

Total Liabilities and Stockholders’ Equity	$383,373	$527,736

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the nine and three months ended September 30, 2010 and 2009

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009

Expenses
Bank charges	$53	$67	$51 1	$52
Professional fees	9,562	11,665	1,774	5,415
Depreciation expense	-	255	-	85
Travel, meals and entertainment	3,253	3,796	-	3,346
Payroll expenses	28,615	35,418	4,713	11,787
Office, telephone and miscellaneous	13,718	5,708	702	1,893
Total Expenses	55,201	56,909	7,240	(22,578)

Loss before other items	(55,201)	(56,909)	(7,240)	(22,578)

Other income(expense)
Interest income	1,612	7,624	334	1,457

Net loss	$(53,589)	$(49,285)	$(6,906)	$(21,121)

Loss per share –basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding for the period	23,051,993	23,051,993	23,051,993	23,051,993

The accompanying notes are an integral part of these financial statements
MODERN CITY ENTERTAINMENT, INC.

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30,

	2010		2009

Cash flows used in operating activities
Net loss	$	(53,589)	$	(49,285)
Add items not involving cash:
Depreciation		-		255
Changes in non-cash working capital item related to operations:
Reduction of Production costs		10,000
Accounts payable and accrued expenses		(44,801)		(24,578)
Net cash used in operating activities		(88,390)		(73,608)

Cash flows used in investing activities
Net cash used in investing activities		-		-

Cash flows provided by financing activities
(Decrease) in amount due to related party		-		-
(Decrease) in loan payable to stockholders		-		-

Net cash used in financing activities		-		-

(Decrease) increase in cash during the period		(88,390)		(73,608)

Cash, beginning of the period		430,959		486,972

Cash, end of the period		$342,569		$413,364

Supplementary disclosure of cash flow information
Cash paid for:
Interest		$-		$-

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

Note 2       Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal and recurring adjustments have been made.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

 MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $350,000, and $431,000, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company  to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is t insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term liquid securities. As of September 30, 2010 and December 31, 2009 there were approximately $350,000 and $431,000, respectively of cash and cash equivalents held by the Company.The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had no accounts receivable at September 30, 2010 and December 31, 2009.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2010.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for September 30, 2010 and  December, 31, 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

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

For the year ended December 31, 2009 and the nine months  ended September 30, 2010, the Company did not grant any stock options.

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions, operations, or cash flows.

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

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815) — Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 were effective on July 1, 2010 and did not have a significant impact on the Company’s consolidated financial statements.

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

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
	September 30, 2010
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$886	$804

	December 31, 2009
		Accumulated
	Cost	Depreciation	Net

Computer equipment	$1,690	$806	$884

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $0 and $255, respectively.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS

Note 5                      Income Taxes

The following table summarizes the significant components of the Company’s future tax assets:
	September 30	December 31,
	2010	2009
Future tax assets
Non-capital loss carry-forward	$600,800	$580,378
Valuation allowance for deferred tax asset	(600,800)	(580,378)
	$-	$-

The amount taken into income as future tax assets must reflect that portion of the income tax loss carry-forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry-forwards, regardless of their time of expiry.

As at September 30, 2010 and December 31, 2009, the Company has accumulated non-capital losses totaling approximately $1,590,000 and $1,544,000, respectively, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements.

Note 6 Accounts payable and Accrued expenses

The Company has elected to reduce outstanding accounts payable and accrued expenses due to third parties prior to its reverse merger in 2007. The Company believes these liabilities are no longer due and should be eliminated. The balance of accounts payable and accruals as of September 30, 2010 is approximately $5,000 which consists of amounts due within the last year.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The Company‘s net loss from operations decreased approximately 67% from $21,121 during the three months ended September 30, 2009 as compared to $6,906 for the three months ended September 30, 2010.  The primary reason for this was due to the increase in payroll expenses and professional fees .

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The Company‘s net loss from operations increased approximately 9% from $49,285 during the nine months ended September 30, 2009 as compared to $53,589 for the nine months ended September 30, 2010.  The primary reason for this was due to the increase in office expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $88,390 for the nine months ended September 30, 2010 compared to $73,608 for the nine months ended September 30, 2009, due to an increase in net loss for the period and reduction of accounts payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4A.  Controls and Procedures.

An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Modern City Entertainment Inc.

Date: November 8, 2010	By:	/s/ William Erfurth
William Erfurth
President and Director