Form 10-K
period 2010-12-31
Modern City Entertainment Inc.
filed 2011-03-31
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
   ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2010 was approximately was approximately $230,520 based upon the price at which the common shares were purchased by the Company from existing shareholders in May 2008.

As of March 12, 2011, there were 23,051,993 shares of the Company’s common stock issued and outstanding.

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

Item 2.  Description of Property

The following table sets forth information relating to each of the Company's offices as of December 31, 2010.  The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at December 31, 2010 was $844.

PRINCIPAL BUSINESS OFFICE

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

As of December 31, 2010, the Company had 23,051,993 shares of common stock outstanding, par value $0.0001, held by approximately 490 shareholders of record.

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
-
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

YEAR ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2010

The Company incurred a loss from operations of $67,289 compared to a loss of $28,150 in the previous fiscal year.   Current year expenditures represent expenditures related to general and administrative costs and salary. The increase in the current year loss compared with 2009 is primarily due to the decrease in interest income and corresponding decrease in cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010 the Company had a working capital balance of $308,140.  This is the result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings.

The primary source of capital has been equity sales in prior years..

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2010.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-
We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements

MODERN CITY ENTERTAINMENT, INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

MALCOLM L. POLLARD, Inc.
4845 W. LAKE ROAD, # 119
ERIE, PA 16505

                                 (814)838-8258                               FAX (814838-8452

Report of Independent Registered Public Accounting Firm

Board of Directors
Modern City Entertainment, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Modern City Entertainment, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion

The Company has not generated significant revenues or profits to date. This factor, among others, raises substantial doubt about its ability to continue as a going concern.  The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 , the results of its operations, changes in stockholders’ equity,  and its cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting standards.

Malcolm L. Pollard, Inc.
Erie, Pennsylvania
March 18, 2011

MODERN CITY ENTERTAINMENT INC.
Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash	$329,080	$430,959
Total current assets	329,080	430,959

Property & equipment, net of accumulated
depreciation	506	844
Prepaid production costs	40,000	96,363

Total Assets	$369,586	$527,736

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$20,940	$111,801
Total current liabilities	20,940	111,801

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued		-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 23,051,993 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(170,006)	(102,717)
Deficit accumulated during the development stage	(541,408)	(541,408)
Total stockholders’ equity	348,646	415,935

Total Liabilities and Stockholders’ Equity	$369,586	$527,736

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009
Revenues	$-	$-

Expenses
Payroll expenses	$39,307	$47,202
Professional fees	11,062	16,480
Services and fees expense	12,059	75
Travel, meals and entertainment	3,253	9,686
Depreciation expense	338	340
Telephone	2,322	6,476
Other expenses	878	2
Total expenses	$69,219	$80,261

Other Income (Expense)
Interest	$1,930	$52,111
Total other income	1,930	52,111

Net Loss	$(67,289)	$(28,150)

Loss per share –basic and diluted	$(.00)	$(0.00

Weighted average number of shares outstanding-basic and diluted	23,051,993	23,051,993

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2010 and 2009

	Years ended
	December 31,
		2010	2009
Cash flows used in operating activities
Net loss		$(67,289)	$(28,150)
Add items not involving cash:
Depreciation		338	340
Accounts payable and accrued expenses		(90,861)	(28,633)
Net cash used in operating activities		(157,812)	(56,443)
Cash flows provided by investing activities
Prepaid production costs		56,363	-
Net cash provided by investing activities		56,363	-
Cash flows provided by financing activities
Increase (decrease) in amount due to related party		-	-
Purchase of outstanding common stock		-	-
Payment of stockholders loans payable		-	-
Cash flows (used in) provided by financing activities		-	-
(Decrease) in cash during the period		(101,449)	(56,443)
Cash, beginning of the period		430,529	486,972
Cash, end of the period		$329,080	430,529
Supplementary disclosure of cash flow information
Cash paid for:
Interest	$		$-

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2010 and 2009

				Deficit
				Accumulated
				During the
			Additional	Development
	Common Stock		Paid-in	Stage	Accumulated
	Number	Par Value	Capital	(Note 1)	Deficit	Total
Balance, December 31, 2008	23,051,993	$2,298	$1,057,762	$(541,408)	$(74,567)	$444,085
Net loss for the year ended December 31, 2009	-	-	-	-	(28,150)	(28,150)

Balance, December 31, 2009	23,051,993	$2,298	$1,057,762	$(541,408)	$(102,717)	$415,935
Net loss for the year ended December 31, 2010	-	-	-	-	(67,289)	(67,289)

Balance, December 31, 2010	23,051,993	$2,298	$1,057,762	$(541,408)	$(170,006)	$348,646

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of approximately $700,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At December 31, 2010 and December 31, 2009, the Company had cash equivalents in the amount of approximately $330,000, and $487,000, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company  to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is t insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. The amounts that are not insured by FDIC limitations are held in short-term liquid securities. As of December 31, 2010 and 2009 there were approximately $330,000 and $487,000, respectively of cash and cash equivalents held by the Company.The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had no accounts receivable at December 31, 2010 and 2009.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of December 31, 2010 this does not apply.

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
December 31, 2010 and 2009

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2010.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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
December 31, 2010 and 2009

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

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the years ended December, 31, 2010 and 2009, are anti-dilutive and therefore are not included in earnings (loss) per share.

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
For the years ended December 31, 2010 and 2009, the Company did not grant any stock options.

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
December 31, 2010 and 2009

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010 and 2009, the Company did not record any liabilities for uncertain tax positions.
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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

Accounting for the Transfers of Financial Assets

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted the new guidance in 2010 with no material impact on the Company’s consolidated financial statements.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 3 -INCOME TAXES

As at December 31, 2010, the Company has accumulated non-capital losses totaling approximately $1,600,000, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements. The losses are available to offset future income. The net operating  loss carryfowards will expire in various years  through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The following table summarizes the significant components of the Company’s future tax assets:
	2010	2009
Future tax assets
Non-capital loss carry-forward	$598,378	$580,378
Valuation allowance for deferred tax asset	(598,378)	(580,378)
	$-	$-

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

·
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable or the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement
Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$329,080	$ 329,080	—	—

No other than temporary impairments were recognized for the years ended December 31, 2010 and 2009

Note 5      Property and Equipment

The Company’s property and equipment are as follows as of December 31:

	2010
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,184	$506

	2009
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$846	$844
 Depreciation expense for the year ended December 31, 2010 and 2009 was $338 and $340, respectively.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010 and 2009
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

The Company granted no warrants or  stock options during the years ended December 31, 2010 and 2009 and no options or warrants were exercised.

Note 7 Going Concern Issues

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations for the years ended December 31, 2010 and 2009.  The Company has an accumulated net loss of $711,414.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On March 15, 2010, Larry O'Donnell, CPA, P.C ("Larry O'Donnell") was appointed as the independent auditor for Modern City Entertainment, Inc. (the "Company") commencing with the year ending December 31, 2009, and Kramer Weisman and Associates, LLP ("KWA") were dismissed as the independent auditors for the Company as of March 15, 2010.

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

On December 14, 2010, Larry O'Donnell, CPA, P.A., its independent public accountant resigned due to Larry O'Donnell's license being revoked by the PCAOB.

Larry O'Donnell, CPA, P.A.'s reports on our financial statements as of and for the fiscal year ended December 31, 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that its report contained a going concern qualification as to the ability of us to continue.

During Modern City’s two most recent fiscal years, December 31, 2009 and 2008, and the subsequent period through the date of resignation, January 1, 2010 through December 14, 2010, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Larry O'Donnell, CPA, P.C., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-K.

On January 4, 2011 the board of directors of Modern City engaged the accounting firm of Malcolm L. Pollard, Inc. as principal accountants of Modern City’s for the fiscal year ended December 31, 2010. Modern City’s did not consult with Malcolm L. Pollard, Inc. during the most recent two fiscal years and the subsequent interim period preceding the engagement of Malcolm L. Pollard, Inc. on January 4, 2011 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Modern City’s financial statements.  Neither written nor oral advice was provided that was an important factor considered by Malcolm L. Pollard, Inc. in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of
Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP as more fully described below. This assessment was due to the identification of control deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures and that were considered to be material weaknesses.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation

With the exception of Mr. Erfurth, who has an employment contract providing a monthly compensation of $3,000USD per month paid by the Company’s subsidiary Modern City Entertainment LLC.  Executive officers of the Company currently do not receive any remuneration in their capacity  as  Company  executive officers. The following table sets forth information concerning the compensation for services to the Company from businesses of which the Director or Executive officer exercised significant influence, for the years ended December 31, 2010 and 2009.

Summary Compensation Table
		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Accounting, administration and office expenses (1)	Legal Fees (2) $	Consulting Fees (1) $	Investor Relations Fees (1) $	Stock Options #	All Other compensations $
William Erfurth President
	2010	-	-	36,000*	-	-	-
	2009	-	-	36,000*		-	-

* Mr. Erfurth has agreed to defer his compensation until the Company begins to earn revenues.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers and outstanding at December 31, 2010

Name	Options Granted	% of Total Options Granted to Employees in Fiscal Year 2004 vested by December 31, 2010	Exercise Price per share	Expiration Date
None	None	None	None	None

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

Item 13.  Certain Relationships and Related Transactions

During the years ended December 31, 2010 and 2009, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

Item 14. Principal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended December 31, 2010, the Company's principal  accountant billed $10,800 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, plus accruals of $7,500.

For the year ended December 31, 2009, the Company's principal  accountant billed $10,800 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, plus accruals of $7,500.

Tax Fees

The Company's principal  accountant did not  bill for tax fees during the years ended December 31, 2010 and 2009.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2010 and 2009.

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

Modern City Entertainment Inc.

Date: March 31, 2011	By:	/s/ William Erfurth
William Erfurth
President and Director