Form 10-Q
period 2011-03-31
Modern City Entertainment Inc.
filed 2011-05-16
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2011
Common stock, $0.001 par value	23,051,993

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$322,751	$329,080
Total current assets	322,751	329,080

Property & equipment, net of accumulated
depreciation	426	506

Total Assets	$323,177	$329,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$21,054	$20,940
Total current liabilities	21,054	20,940

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(216,529)	(210,006)
Deficit accumulated during the development stage	(541,408)	(541,408)
Total stockholders’ equity	302,123	308,646

Total Liabilities and Stockholders’ Equity	$323,177	$329,586

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2011 and 2010
	2011	2010
Revenues	$-	-

Expenses
Payroll expenses	4,672	11,974
Professional fees	803	7,155
Travel, meals and entertainment	-	3,243
Depreciation expense	80	80
Office expenses	1,246	715
Total expenses	6,801	23,167

Other Income (Expense)
Interest Income	278	1,042

Net Loss	$(6,523)	$(22,125)

Loss per share –basic and diluted	$(0.001)	$(0.001)

Weighted average number of shares outstanding-basic and diluted	23,051,993	23,051,993

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Cash Flows
For the Three months ended March 31,

	2011		2010

Cash flows used in operating activities
Net loss	$	(6,523)	$	(22,125)
Add items not involving cash:
Depreciation		80		80
Changes in non-cash working capital item related to operations:
Reduction of Production costs
Accounts payable and accrued expenses		114		(42,365)
Net cash used in operating activities		(6,329)		(64,410)

Cash flows used in investing activities
Net cash used in investing activities		-		-

Cash flows provided by financing activities
(Decrease) in amount due to related party		-		-
(Decrease) in loan payable to stockholders		-		-

Net cash used in financing activities		-		-

(Decrease) increase in cash during the period		(6,329)		(64,410)

Cash, beginning of the period		329,080		430,959

Cash, end of the period		$322,751		$366,549

Supplementary disclosure of cash flow information
Cash paid for:
Interest		$-		$-

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2011and December 31, 2010, the Company had cash equivalents in the amount of approximately $323,000, and $330,000, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. As of March 31, 2011 and December 31, 2010 there were approximately $93,000 and $181,000, respectively of cash and cash equivalents held by the Company above the FDIC limit. The financial institution has a strong credit rating and management believes the risk to the Company is minimal.  The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had no accounts receivable at March 31, 2011 and  December 31, 2010.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2011 this does not apply.

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
March 31, 2011

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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
March 31, 2011

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

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the three months ended March 31, 2011 and 2010 are anti-dilutive and therefore are not included in earnings (loss) per share.

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
For the three months ended March 31, 2011 and 2010, the Company did not grant any stock options.

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
March 31, 2011

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2011 the Company did not record any liabilities for uncertain tax positions.
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
March 31, 2011

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

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 201. The Company does not expect it will have a material impact on its financial position or results of operations.

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The Company adopted the new accounting guidance beginning January 1, 2010. This update had no impact on the Company’s financial position, cash flows or results of operations.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity (QSPE) and clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a signficant impact on the Company’s financial position, cash flows or results of operations.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

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

In June 2009, the FASB issued new accounting guidance which revises the approach to determining the primary beneficiary of a variable interest entity (VIE) to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. The Company adopted the new accounting guidance beginning January 1, 2010. This new accounting guidance did not have a signficant impact on the Company’s financial position, cash flows or results of operations

Revenue Recognition

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

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements. This guidance is effective for the Company beginning January 1, 2011. The Company does not expect that this standard will have a significant impact on its financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). This ASU requires enhanced disclosures with disaggregated information regarding the credit quality of an entity’s financing receivables and its allowance for credit losses. The update also requires disclosure of credit quality indicators, past due information, and modifications of financing receivables. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company adopted this ASU beginning with its annual reporting period ended December 31, 2010. This new accounting guidance did not have a significant impact on the Company’s financial position, cash flows or results of operations.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011

NOTE 3 -INCOME TAXES

As at March 31, 2011, the Company has accumulated non-capital losses totaling approximately $1,600,000, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements. The losses are available to offset future income. The net operating  loss carryfowards will expire in various years  through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The following table summarizes the significant components of the Company’s future tax assets:
	2011	2010
Future tax assets
Non-capital loss carry-forward	$598,378	$580,378
Valuation allowance for deferred tax asset	(598,378)	(580,378)
	$-	$-

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
March 31, 2011
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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Accumulated Depreciation	Net
Assets
Cash and Cash Equivalents:
Money market	$322,751	$322,751	--	--

No other than temporary impairments were recognized for the three months ended March 31, 2011.

Note 5      Property and Equipment

The Company’s property and equipment are as follows as of  March 31, 2011 and December 31, 2010:

	2011
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,264	$426

	2010
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,184	$506

Depreciation expense for the three months ended March 31, 2011 and 2010 was $80 and $80, respectively.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2011
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

The Company granted no warrants or  stock options during the three months ended March 31, 2011 and 2010 and no options or warrants were exercised.

Note 7 Going Concern Issues

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations for the three months ended March 31, 2011 and 2010.  The Company has an accumulated net loss of $757,937.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO MARCH 31, 2010

The Company incurred a loss from operations of $6,523 compared to a loss of $22,125 in the previous fiscal year.   Current year expenditures represent expenditures related to general and administrative costs and salary. The decrease in the current year loss compared with 2010 is primarily due to the decrease payroll and travel and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011 the Company had a working capital balance of $301,730.  This is the result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings.

The primary source of capital has been equity sales in prior years.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4A.  Controls and Procedures.

An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Modern City Entertainment Inc.

Date: May 1, 2011	By:	/s/ William Erfurth
William Erfurth
President and Director