Form 10-Q
period 2011-06-30
Modern City Entertainment Inc.
filed 2011-08-15
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2011
Common stock, $0.001 par value	23,051,993

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$309,618	$329,080
Total current assets	309,618	329,080

Property & equipment, net of accumulated
depreciation	506	506

Total Assets	$310,124	$329,586

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$20,940	$20,940
Total current liabilities	20,940	20,940

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(229,468)	(210,006)
Deficit accumulated during the development stage	(541,408)	(541,408)
Total stockholders’ equity	289,184	308,646

Total Liabilities and Stockholders’ Equity	$310,124	$329,586

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2011 and 2010

	For three months ended June 30		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues		$-	-	-

Expenses
Bank Charges	-	1	1	2
Payroll expenses	7,708	11,928	12,380	23,902
Professional fees	2,450	4,600	3,112	7,788
Travel, meals and entertainment	-	-	-	3,253
Depreciation expense	-	-	-
Office expenses	3,237	12,279	4,383	12,994
Total expenses	13,395	23,167	19,876	47,937

Other Income (Expense)
Interest Income	137	226	414	1,268

Net Loss	(13,258)	(22,941)	(19,462)	(46,669)

Loss per share –basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding-basic and diluted	23,051,993	23,051,993	23,051,993	23,051,993

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Cash Flows
For the Six months ended June 30,

	2011	2010

Cash flows used in operating activities
Net loss	$(19,462)	$(46,669)
Add items not involving cash:
Depreciation	-	-
Changes in non-cash working capital item related to operations:
Reduction of Production costs		10,000
Accounts payable and accrued expenses		(44,856)
Net cash used in operating activities	(19,462)	(81,525)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
(Decrease) in amount due to related party	-	-
(Decrease) in loan payable to stockholders	-	-

Net cash used in financing activities	-	-

(Decrease) increase in cash during the period	(19,462)	(81,525)

Cash, beginning of the period	329,080	430,959

Cash, end of the period	$309,618	$349,434

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2011and December 31, 2010, the Company had cash equivalents in the amount of approximately $309,618, and $329,000, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. As of June 30, 2011 and December 31, 2010 there were approximately $60,000 and $79,000, respectively of cash and cash equivalents held by the Company above the FDIC limit. The financial institution has a strong credit rating and management believes the risk to the Company is minimal.  The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had no accounts receivable at June 30, 2011 and  December 31, 2010.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of June 30, 2011 this does not apply.

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
June 30, 2011
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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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
June 30, 2011

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

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the three and six months ended June 30, 2011 and 2010 are anti-dilutive and therefore are not included in earnings (loss) per share.

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
For the three and six months ended June 30, 2011 and 2010, the Company did not grant any stock options.

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
June 30, 2011

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2011 the Company did not record any liabilities for uncertain tax positions.
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
June 30, 2011

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
June 30, 2011

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

Subsequent Events

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 10

Accounting for the Transfers of Financial Assets

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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
\
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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
NOTE 3 -INCOME TAXES

As at June 30, 2011, the Company has accumulated non-capital losses totaling approximately $1,600,000, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements. The losses are available to offset future income. The net operating  loss carryfowards will expire in various years  through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The following table summarizes the significant components of the Company’s future tax assets:
	2011	2010
Future tax assets
Non-capital loss carry-forward	$611,635	$580,378
Valuation allowance for deferred tax asset	(611,635)	(580,378)
	$-	$-

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
June 30, 2011

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement
Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Computer equipment	$309,618	$309,618	$-

No other than temporary impairments were recognized for the three and six months ended June 30, 2011.

Note 5      Property and Equipment

The Company’s property and equipment are as follows as of  June 30, 2011 and December 31, 2010:
	2011
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,264	$426

	2010
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,184	$506

Depreciation expense for the six months ended June 30, 2011 and 2010 was $80 and $80, respectively.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2011
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

The Company granted no warrants or  stock options during the three and six months ended June 30, 2011 and 2010 and no options or warrants were exercised.

Note 7       Going Concern Issues

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations for the six months ended June 30, 2011.  The Company has an accumulated net loss of $770,876.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO JUNE 30, 2010

The Company incurred a loss from operations of $13,258 compared to a loss of $22,941 in the previous three months ended June 30, 2011. Current year expenditures represent expenditures related to general and administrative costs and salary. The decrease in the current year loss compared with 2010 is primarily due to the decrease payroll and travel and entertainment expenses.

The Company incurred a loss from operations of $19,462 compared to a loss of $46,669 in the previous six months ended June 30, 2011. Current year expenditures represent expenditures related to general and administrative costs and salary. The decrease in the current year loss compared with 2010 is primarily due to the decrease payroll and travel and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011 the Company had a working capital balance of $301,730.  This is the result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through June 30, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4A.  Controls and Procedures.

An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

PART II- OTHER INFORMATION

Item 1.                      Legal Proceedings.

    None

Item 1A.                      Risk Factors.

There are no material changes to the Company’s risk factors as previously reflected in the form 10-K that was filed on April 15, 2011.

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

Modern City Entertainment Inc.

Date: August 10, 2011	By:	/s/ William Erfurth
William Erfurth
President and Director