Form 10-Q
period 2011-09-30
Modern City Entertainment Inc.
filed 2011-11-14
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________ to ______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common stock, $0.001 par value	23,051,993

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
BALANCE SHEET

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$288,235	$329,080
Total Current Assets	288,235	329,080

PROPERTY AND EQUIPMENT, net	506	506

TOTAL ASSETS	$288,741	$329,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$23,179	$20,940
Total Current Liabilities	23,179	$20,940

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 200,000,000 shares authorized 165,135,360 and 83,715,000 shares issued and outstanding at September 30, 2011 and
December 31, 2010 (respectively)	2,298	2,298
Additional Paid in Capital	1,057,762	1,057,762
Accumulated Deficit During Development Stage	(541,408)	(541,408)
Accumulated Deficit	(253,090)	(210,006)
TOTAL STOCKHOLDERS' EQUITY	265,562	308,646
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$288,741	$329,586

See accompanying notes to the financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2011 and 2010

	For three months ended		For nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	-	-	-

Expenses
Payroll expenses	9,400	4,713	21,780	28,615
Professional fees	5,495	1,774	8,607	9,562
Other general and administrative expenses	8,914	753	13,298	17,024
Total expenses	23,809	7,240	43,685	55,201

Other Income (Expense)
Interest Income	185	334	601	1,612

Net Loss	(23,624)	(6,906)	(43,084)	(53,589)

Loss per share –basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding-basic and diluted	23,051,993	23,051,993	23,051,993	23,051,993
See accompanying notes to the financial Statements

MODERN CITY ENTERTAINMENT INC.
STATEMENT OF CASH FLOWS

	Nine Months Ended	Nine Months Ended
	Septeber 30, 2011	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(43,084)	$(53,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	-
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Reduction of Production Costs	-	10,000
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	2,239	(44,801)
Due to related party	-	-
Net Cash Used In Operating Activities	(40,845)	(88,390)
Cash Flows from Investing Activities
Net Cash( Used In) Provided by Investing Activities
Cash Flows from Financing Activities
Net Cash Provided by(Used In) Financing Activities

NET INCREASE IN CASH AND CASH EQUIVALENTS	(40,845)	(88,390)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	329,080	430,959
CASH AND CASH EQUIVALENTS, END OF PERIOD	$288,235	$342,569
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

See accompanying notes to the financial Statements

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of approximately $700,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2011and December 31, 2010, the Company had cash equivalents in the amount of approximately $288,235, and $329,080, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. As of September 30, 2011 and December 31, 2010 there were approximately $38,000 and $79,000, respectively of cash and cash equivalents held by the Company above the FDIC limit. The financial institution has a strong credit rating and management believes the risk to the Company is minimal.  The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had no accounts receivable at September 30, 2011 and  December 31, 2010.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of September 30, 2011 this does not apply.

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
September 30, 2011

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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
September 30, 2011

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

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the three and nine months ended September 30, 2011 and 2010 are anti-dilutive and therefore are not included in earnings (loss) per share.

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
For the three and nine months ended September 30, 2011 and 2010, the Company did not grant any stock options.

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
September 30, 2011

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2011 the Company did not record any liabilities for uncertain tax positions.
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
September 30, 2011

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
September 30, 2011

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
NOTE 3 -INCOME TAXES

As at September 30, 2011, the Company has accumulated non-capital losses totaling approximately $1,600,000, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements. The losses are available to offset future income. The net operating  loss carryfowards will expire in various years  through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The following table summarizes the significant components of the Company’s future tax assets:
	2011	2010
Future tax assets
Non-capital loss carry-forward	$623,635	$580,378
Valuation allowance for deferred tax asset	(623,635)	(580,378)
	$-	$-

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
September 30, 2011

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

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

Assets measured at fair value on a recurring basis are summarized below:

	Fair value measurement at reporting date using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$288,235	$288,235	—

No other than temporary impairments were recognized for the three and nine months ended September 30, 2011.

Note 5      Property and Equipment

The Company’s property and equipment are as follows as of  September 30, 2011 and December 31, 2010:
	2011
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,184	$506

	2010
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,184	$506

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $80 and $80, respectively.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2011
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

The Company granted no warrants or  stock options during the three and nine months ended September 30, 2011 and 2010 and no options or warrants were exercised.

Note 7 Going Concern Issues

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations for the nine months ended September 30, 2011.  The Company has an accumulated net loss of $794,498.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO SEPTEMBER 30, 2010

The Company incurred a loss from operations of $23,624 compared to a loss of $6,906 in the previous three months ended September 30, 2011. Current year expenditures represent expenditures related to general and administrative costs and salary. The INcrease in the current year loss compared with 2010 is primarily due to the increase in professional fees, payroll and travel and entertainment expenses.

The Company incurred a loss from operations of $43,084  compared to a loss of $53,589 in the previous nine months ended September 30, 2011. Current year expenditures represent expenditures related to general and administrative costs and salary. The decrease in the current year loss compared with 2010 is primarily due to the decrease payroll and travel and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011 the Company had a working capital balance of $265,562.  This is the result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through September 30, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4A.  Controls and Procedures.

An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Modern City Entertainment Inc.

Date: November 10, 2011	By:	/s/ William Erfurth
William Erfurth
President and Director