Form 10-K
period 2011-12-31
Modern City Entertainment Inc.
filed 2012-05-15
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
   ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT  OF  1934

For the year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act. Yes  No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on December 31, 2011 was approximately was approximately $230,520 based upon the price at which the common shares were purchased by the Company from existing shareholders in May 2008.

As of March 12, 2012, there were 23,051,993 shares of the Company’s common stock issued and outstanding.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format (Check one): Yes No

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

The initial screenplay developed is a movie called “Padre Pio The Signs of Heaven” which is a real life journey through the life, beliefs and miraculous events in the life of Padre Pio.  It is management’s intention to produce this using the highest quality of effects to capture the compelling realism of his life and thereby capture the imagination of audiences worldwide.

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

Item 2.  Description of Property

The following table sets forth information relating to each of the Company's offices as of December 31, 2011.  The total net book value of the Company's premises and equipment (furniture, fixtures and equipment) at December 31, 2011 was $-0-.

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

As of December 31, 2011, the Company had 23,051,993 shares of common stock outstanding, par value $0.0001, held by approximately 490 shareholders of record.

During the year ended December 31, 2007, the Company purchased 11,766,466 shares of its outstanding common stock  from 15 existing shareholders. The Company did not issue any unregistered securities during the year.

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

YEAR ENDED DECEMBER 31, 2010 COMPARED TO DECEMBER 31, 2011

The Company incurred a loss from operations of $50,691 compared to a loss of $107,289 in the previous fiscal year.   Current year expenditures represent expenditures related to general and administrative costs and salary. The decrease in the current year loss compared with 2010 is primarily due to the decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011 the Company had a working capital balance of $257,955.  This is the result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through December 31, 2011.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements

MODERN CITY ENTERTAINMENT, INC.

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors
Modern City Entertainment, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Modern City Entertainment, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 , the results of its operations, changes in stockholders’ equity,  and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting standards.

MODERN CITY ENTERTAINMENT INC.
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$267,955	$329,080
Total Current Assets	267,955	329,080

PROPERTY AND EQUIPMENT, net	-	506

TOTAL ASSETS	$267,955	$329,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts Payable	$10,000	$20,940
Total Current Liabilities	10,000	$20,940

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; 20,000,000 shares authorized none issued and outstanding at December 31, 2011 and 2010
Common stock, $.001 par value; 100,000,000 shares authorized 23,051,993
shares issued and outstanding at December 31, 2011 and 2010	2,305	2,298
Additional Paid in Capital	1,057,755	1,057,762
Accumulated Deficit During Development Stage	(541,408)	(541,408)
Accumulated Deficit	(260,697)	(210,006)
TOTAL STOCKHOLDERS' EQUITY	257,955	308,646
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$267,955	$329,586

See accompanying notes to the audited Condensed Consolidated Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the years ended December 31, 2011 and 2010

	For Years Ended December 31,
	2011		2010
Revenues		$		$-

Expenses
Payroll expenses	34,783				39,307
Professional fees	4,743				11,062
Other general and administrative expenses	12,577				58,850
Total expenses	52,103				109,219

Other Income (Expense)
Interest Income	1,412				1,930

Net Loss	(50,691)				(107,289)

Loss per share –basic and diluted	$(0.00)		$		$(0.00)

Weighted average number of shares outstanding-basic and diluted	23,051,993				23,051,993

See accompanying notes to the audited Condensed Consolidated Financial Statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
For the years ended December 31, 2011 and 2010

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(50,691)	$(107,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	506	338
Changes in operating assets and liabilities:
Decrease (Increase) in assets:
Reduction of Prepaid Production Costs	-	96,363
Increase (Decrease) in liabilities:
Accounts payable and accrued expenses	(10,940)	(90,861)
Due to related party	-	-
Net Cash Used In Operating Activities	(61,125)	(101,449)
Cash Flows from Investing Activities
Net Cash( Used In) Provided by Investing Activities
Cash Flows from Financing Activities
Net Cash Provided by(Used In) Financing Activities

NET INCREASE IN CASH AND CASH EQUIVALENTS	(61,125)	(101,449)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	329,080	430,529
CASH AND CASH EQUIVALENTS, END OF PERIOD	$267,955	$329,080
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

 See accompanying notes to the audited Condensed Consolidated Financial Statements

MODERN CITY ENTERTAINMENT, INC.
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2011 and 2010

				Deficit
				Accumulated
				During the
			Additional	Development
	Common Stock		Paid-in	Stage	Accumulated
	Number	Par Value	Capital	(note 1)	Deficit	Total
Balance, December 31, 2008	23,051,993	$2,298	$1,057,762	$(541,408)	$(74,567)	$444,085
Net loss for the year ended December 31, 2009	-	-	-	-	(28,150)	(28,150)
Balance, December 31, 2009	23,051,993	$2,298	$1,057,762	$(541,408)	$(102,717)	$415,935
Net loss for the year ended December 31, 2010	-	-	-	-	(107,289)	(107,289)
Balance, December 31, 2010	23,051,993	$2,298	$1,057,762	$(541,408)	$(210,006)	$308,646
Net loss for the year ended December 31, 2011					(50,691)	(50,691)
Balance, December 31, 2011	23,051,993	$2,298	$1,057,762	$(541,408)	$(260,697)	$257,955

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 1 -Nature and Continuance of Operations

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of approximately $800,000 since its recapitalization, and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2-Summuary of Significant Accounting Policies

Basis of Presentation

The Company prepares its condensed financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the condensed financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of condensed financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of year ended or less to be cash equivalents.  Cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.
The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category Depreciation/ Amortization Period	Depreciation/ Amortization Period
Furniture and Fixture 3 years	3 Years
Office equipment 3 years	3 Years
Leasehold improvements 5 years	5 Years

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Asset retirement obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

We have adopted “Accounting for Uncertainty in Income Taxes”. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of ASC 740-10-25 had no effect on our condensed financial statements.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Tampa, Florida.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Fair Value of Financial Instruments

The Company financial instruments consist primarily of cash, affiliate receivable, settlement receivable, accounts payable and accrued expenses and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The standard provides a consistent definition of fair value, which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based measurements.

The three-level hierarchy for fair value measurements is defined as follows:

·	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

·
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI)
in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

• The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

• An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

• An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

• Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 -INCOME TAXES

As at December 31, 2011, the Company has accumulated non-capital losses totaling approximately $800,000, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements. The losses are available to offset future income. The net operating loss carry forwards will expire in various years  through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The following table summarizes the significant components of the Company’s future tax assets:
	2011	2010
Future tax assets
Non-capital loss carry-forward	$648,378	$598,378
Valuation allowance for deferred tax asset	(648,378)	(598,378)
	$-	$-

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

Note 4      Property and Equipment

The Company’s property and equipment are as follows as of December 31:

	2011
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,690	$-0-

	2010
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,184	$506

Depreciation expense for the year ended December 31, 2011 and 2010 was $ 506   and $338, respectively.

Note 5         Capital Stock

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

The Company granted no warrants or  stock options during the years ended December 31, 2011 and 2010 and no options or warrants were exercised.

Note 6  Going Concern Issues

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations for the years ended December 31, 2011 and 2010.  The Company has an accumulated net loss of $802,105.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

During Modern City’s two most recent fiscal years, December 31, 2010 and 2009, and the subsequent period through the date of resignation, January 1, 2011 through December 14, 2011, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement(s), if not resolved to the satisfaction of Larry O'Donnell, CPA, P.C., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report as described in Item 304 (a)(1)(iv) of Regulation S-K.

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

On March 22, 2011 the board of directors of Modern City engaged the accounting firm of Hamilton, P.C.. as principal accountants of Modern City’s for the fiscal year ended December 31, 2010. Modern City’s did not consult with Hamilton, P.C.. during the most recent two fiscal years and the subsequent interim period preceding the engagement of Hamilton, P.C.. on March 22, 2011 regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Modern City’s financial statements.  Neither written nor oral advice was provided that was an important factor considered by Hamilton P.C. in reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was the subject of a disagreement or event identified in response to paragraph (a)(1)(iv) of Item 304 of
Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the last day of the fiscal period covered by this report, December 31, 2011.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP as more fully described below. This assessment was due to the identification of control deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and procedures and that were considered to be material weaknesses.

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

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Director Since	Positions
William Erfurth	47	April 27, 2007	President & Director
Frank Pierce	69	April 27, 2007	Director
Dennis Collins	62	December 31, 2011	Director
Wayne Derrick	62	December 31, 2011	Director

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

Mr. Dennis Collins forty-two years as an award-winning Broadcast Executive with service in three unique, diverse radio markets:  Dayton, Philadelphia and Miami.  Retired from the broadcast industry in October, 2011.

Experience in sales, sales management, marketing, advertising, special events, internet and digital media. 28 years as Senior Vice President/General Manager of three top Miami radio stations.  These stations dominated the Miami radio market for over two decades with audience ratings, advertising revenues and profitability.

Now a business consultant, teacher, speaker and mentor to small business owners.  Owner/operator of a sales management help website for small business owners:  SalesBossRx.com <http://SalesBossRx.com/> .

Board Member and Adjunct Faculty at Wizard Academy, a non-traditional business school in Austin, Texas. Member of the FBI Citizens' Academy Speakers Bureau.

Mr. Wayne Derrick is a  creative and very experienced multi award winning Producer/Director that has literally filmed all over the world during his nearly thirty years of experience. He is an award recipient of two BAFTA awards, which are the British equivalent to the American Academy Awards.  He has worked with first time presenters as well as established TV personalities to create numerous historical, dramatic, and adventure related series and documentaries.

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

Item 11.  Executive Compensation

With the exception of Mr. Erfurth, who has an employment contract providing a monthly compensation of $3,000USD per month paid by the Company’s subsidiary Modern City Entertainment LLC.  Executive officers of the Company currently do not receive any remuneration in their capacity  as  Company  executive officers. The following table sets forth information concerning the compensation for services to the Company from businesses of which the Director or Executive officer exercised significant influence, for the years ended December 31, 2011 and 2010.

Summary Compensation Table
		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Accounting, administration and office expenses (1)	Legal Fees (2) $	Consulting Fees (1) $	Investor Relations Fees (1) $	Stock Options #	All Other compensations $

William Erfurth President	2011	-	-	36,000*	-	-	-
	2010	-	-	36,000*		-	-

* Mr. Erfurth has agreed to defer his compensation until the Company begins to earn revenues.

Stock Options

The following table sets forth certain information with respect to stock options granted to the named officers and outstanding at December 31, 2011

Name	Options Granted	% of Total Options Granted to Employees vested by December 31, 2011	Exercise Price per share	Expiration Date
None	None	None	None	None

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

Item 13.  Certain Relationships and Related Transactions

During the years ended December 31, 2011 and 2010, no officer, director, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

Item 14. Principal Accountant Fees and Services

Audit and audit-Related Fees

For the year ended December 31, 2011, the Company's principal  accountant billed $10,800 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, plus accruals of $7,500.

For the year ended December 31, 2010, the Company's principal  accountant billed $10,800 in fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, plus accruals of $7,500.

Tax Fees

The Company's principal  accountant did not  bill for tax fees during the years ended December 31, 2011 and 2010.

All Other Fees

The Company's principal accountant did not bill any other fees during the years ended December 31, 2011 and 2010.

Percentage of Hours Expended

All  hours  expended  on the  principal  accountant's  engagement  to audit  the Company's   financial  statements  for  the  most  recent  fiscal  year  were attributable  to work  performed by persons that are the principal  accountant's full-time, permanent employees.

Item 14.  Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Executive Officer Pusuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Modern City Entertainment Inc.

Date: March 31, 2012	By:	/s/ William Erfurth
William Erfurth
President and Director