Form 10-Q
period 2012-03-31
Modern City Entertainment Inc.
filed 2012-05-15
CIK 1267391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MarkOne)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Common stock, $0.001 par value	23,051,993

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Balance Sheets
March 31, 2012 and December 31, 2011
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$232,695	$267,955
Total current assets	232,695	267,955

Property & equipment, net of accumulated
depreciation	-	-

Total Assets	$232,695	$267,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$10,489	$10,000
Total current liabilities	10,489	10,000

Stockholders’ Equity
Preferred Stock, $0.0001 par value
20,000,000 shares authorized; none issued	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized and 23,051,993 and 34,753,428 issued and outstanding respectively	2,298	2,298
Additional paid-in capital	1,057,762	1,057,762
Accumulated Deficit	(296,446)	(260,697)
Deficit accumulated during the development stage	(541,408)	(541,408)
Total stockholders’ equity	222,206	257,955

Total Liabilities and Stockholders’ Equity	$232,695	$267,955

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT INC.
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2012 and 2011

	2012	2011
Revenues	$-	-
Expenses
Payroll expenses	11,646	4,672
Professional fees	1,275	803
Travel, meals and entertainment	-	-
Depreciation expense	-	80
Office expenses	23,124	1,246
Total expenses	36,045	6,801
Other Income (Expense)
Interest Income	297	278
Net Loss	$(35,748)	$(6,523)
Loss per share –basic and diluted	$(0.001)	$(0.001)
Weighted average number of shares outstanding-basic and diluted	23,051,993	23,051,993

The accompanying notes are an integral part of these financial statements

MODERN CITY ENTERTAINMENT, INC.
Condensed Consolidated Statements of Cash Flows
For the Three months ended March 31,

	2012	2011

Cash flows used in operating activities
Net loss	$(35,748)	$(6,523)
Add items not involving cash:
Depreciation	-	80
Changes in non-cash working capital item related to operations:
Reduction of Production costs
Accounts payable and accrued expenses	488	114
Net cash used in operating activities	(35,260)	(6,329)

Cash flows used in investing activities
Net cash used in investing activities	-	-

Cash flows provided by financing activities
(Decrease) in amount due to related party	-	-
(Decrease) in loan payable to stockholders	-	-

Net cash used in financing activities	-	-

(Decrease) increase in cash during the period	(35,260)	(6,329)

Cash, beginning of the period	267,955	329,080

Cash, end of the period	$232,695	$322,751

Supplementary disclosure of cash flow information
Cash paid for:
Interest	$-	$-

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At March 31, 2012 and December 31, 2011, the Company had cash equivalents in the amount of approximately $233,000, and $268,000, respectively, all in low risk investments.

CONCENTRATION OF CREDIT RISK

Financial   instruments   that   potentially   subject   the   Company to concentrations of credit risk consist principally of cash. The Company maintains  cash  balances  at one financial institution, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC insured institution insures up to $250,000 on account balances. As of March 31, 2012 and December 31, 2011 there were approximately $0 and $18,000, respectively of cash and cash equivalents held by the Company above the FDIC limit. The financial institution has a strong credit rating and management believes the risk to the Company is minimal.  The company has not experienced any losses in such accounts.

ACCOUNTS RECEIVABLE

The Company conducts business and extends credit based on the evaluation of its customers' financial condition. Exposure to losses on receivables is expected to vary by customer due to the financial condition of each customer. The Company monitors credit losses and maintains allowances for anticipated losses considered necessary under the circumstances. Recoveries of accounts previously written off are recognized as income in the periods in which the recoveries are made. The Company had no accounts receivable at March 31, 2012 and  December 31, 2011.

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

If the long-lived assets are identified as being planned for disposal or sale, they would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. As of March 31, 2012 this does not apply.

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
March 31, 2012

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2012.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

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
March 31, 2012

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

 EARNINGS (LOSS) PER SHARE

 Earnings (loss) per share is computed in accordance with ASC Topic 260, "Earnings per Share". Basic earnings (loss) per share is computed by dividing net income (loss), after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. The outstanding warrants for the three months ended March 31, 2012 and 2011 are anti-dilutive and therefore are not included in earnings (loss) per share.

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
For the three months ended March 31, 2012 and 2011, the Company did not grant any stock options.

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
March 31, 2012

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012 the Company did not record any liabilities for uncertain tax positions, operations, or cash flows.

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
March 31, 2012

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

In December 2010, the FASB issued a new standard addressing the disclosure of supplemental pro forma information for business combinations that occur during the current year.  The new standard requires public entities that present comparative financial statements to disclose the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period.  The standard is effective for the Company as of January 1, 2011. The Company does not expect it will have a material impact on its financial position or results of operations.

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
March 31, 2012

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
March 31, 2012

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

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE 3 -INCOME TAXES

As at March 31, 2012, the Company has accumulated non-capital losses totaling approximately $1,600,000, which are available to reduce taxable income in future taxation years.  These losses expire beginning in 2017.  The potential benefit of these losses, if any, has not been recorded in the financial statements. The losses are available to offset future income. The net operating  loss carryfowards will expire in various years  through 2028 subject to limitations of Section 382 of the Internal Revenue Code, as amended. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

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

The following table summarizes the significant components of the Company’s future tax assets:
	2012	2011
Future tax assets
Non-capital loss carry-forward	$598,378	$580,378
Valuation allowance for deferred tax asset	(598,378)	(580,378)
	$-	$-

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
March 31, 2012

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

·	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement
Assets measured at fair value on a recurring basis are summarized below:
		Fair value measurement at reporting date using
Description	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and Cash Equivalents:
Money market	$232,695	$ 232,695	—	—

No other than temporary impairments were recognized for the three months ended March 31, 2012.

Note 5      Property and Equipment

The Company’s property and equipment are as follows as of  March 31, 2012 and December 31, 2011:
	2012
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,690	$-

	2011
		Accumulated
	Cost	Depreciation	Net
Computer equipment	$1,690	$1,690	$-
 Depreciation expense for the three months ended March 31, 2012 and 2011 was $0 and $0, respectively.

MODERN CITY ENTERTAINMENT, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2012

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

The Company granted no warrants or  stock options during the three months ended March 31, 2012 and 2011 and no options or warrants were exercised.

Note 7 Going Concern Issues

The accompanying Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has period end losses from operations for the three months ended March 31, 2012 and 2011.  The Company has an accumulated net loss of $837,854.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO MARCH 31, 2011

The Company incurred a loss from operations of $35,748 compared to a loss of $6,523 in the previous fiscal year.   Current year expenditures represent expenditures related to general and administrative costs and salary. The decrease in the current year loss compared with 2010 is primarily due to the decrease payroll and travel and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012 the Company had a working capital balance of $222,207.  This is the result of the acquisition of Modern City Entertainment LLC, and subsequent equity financings.

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

Explicit return rights are not offered to customers; however, the Company may accept returns in limited circumstances. There have been no returns through March 31, 2012.   Therefore, a sales return allowance has not been established since management believes returns will be insignificant.

Item 3.

Not applicable.

Item 4A.  Controls and Procedures.

An evaluation was conducted by the registrant’s president of the effectiveness of the design and operation of the registrant’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the president concluded that the registrant’s controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the registrant files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. If the registrant develops new business or engages or hires a chief financial officer or similar financial expert, the registrant intends to review its disclosure controls and procedures.

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

Modern City Entertainment Inc.

Date: May 14, 2012	By:	/s/ William Erfurth
William Erfurth
President and Director